Form 10-K
period 1996-06-29
APPLIED SCIENCE & TECHNOLOGY INC
filed 1996-09-27
CIK 912842

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 29, 1996
                        COMMISSION FILE NUMBER 0000912842

                                 --------------

                      APPLIED SCIENCE AND TECHNOLOGY, INC.
                         (Name of Issuer in its Charter)

                                 --------------

           DELAWARE                                             04-2962110
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

  35 CABOT ROAD, WOBURN, MASSACHUSETTS                          01801-1053
(Address of Principal Executive Offices)                        (Zip Code)

                                 --------------

                                 (617) 933-5560
              (Registrant's Telephone Number, Including Area Code)

                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 Title of Class

                          COMMON STOCK, $0.1 PAR VALUE
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                                 --------------

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES   X      NO
                                   ----        ----

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OR REGISTRATION S-B IF NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

The Issuer's total revenues for its most recent fiscal year were $ 39,135,596.


The aggregate market value of the shares of Common stock, held by non affiliates, based upon the average of the closing bid and asked prices for such stock on September 20, 1996 was approximately $30,244,018. As of September 20, 1996, 4,448,475 shares of Common Stock, $.01 par value per share, were issued and outstanding.
================================================================================







ITEM 1.  BUSINESS

INTRODUCTION

Applied Science and Technology, Inc. (the "Company" or "ASTeX") designs, manufactures and markets proprietary systems and components used in the production of advanced materials such as semiconductors and synthetic diamond and in medical applications such as diagnostic imaging and sterilization. The Company's systems and components are typically used in plasma production techniques in which gases are heated to form a plasma which chemically interacts with a substrate material. Based on its estimates of the market, management believes that the Company is the leading worldwide supplier of microwave plasma equipment to its markets.

The Company provides patented and proprietary components and subsystems, as well as engineering and scientific expertise, to semiconductor capital equipment manufacturers ("SCEMs") for semiconductor production. This equipment performs essential process steps and includes microwave and radio frequency ("RF") power generators and microwave plasma sources for photoresist stripping, passivation, etching, thin film deposition and surface cleaning; and ozone generators and subsystems for low-temperature deposition of insulating layers in integrated circuits. ASTeX's major customers include Applied Materials, Inc. ("Applied Materials"), GaSonics International, Inc. ("GaSonics") and Lam Research Corporation ("Lam Research"). Their customers (IBM, Intel, Motorola, et al.) use ASTeX equipment to manufacture the latest generation of advanced memory devices and microprocessors such as Pentium and PowerPC chips.

The Company supplies critical RF power subsystems to medical capital equipment manufacturers ("MCEMs") for use in magnetic resonance imaging ("MRI") and medical equipment sterilization. Based on its estimates, management believes the Company is a leading supplier of RF linear amplifiers to the MRI equipment market. The Company provides RF power subsystems exclusively to a manufacturer of medical equipment sterilization systems. These systems use RF-excited plasma to remove contaminants and sterilize medical instruments and material.

Customers use the Company's patented, patent pending, and proprietary synthetic diamond production systems in the development and manufacture of tool coatings, optics and optical coatings, thermal management substrates for laser diodes used in telecommunications, and high performance electronics. Diamond is an ideal material for a wide variety of uses because of its extreme hardness, excellent thermal conductivity, and other unique properties. The Company is commercializing an innovative way to produce synthetic diamond using a chemical vapor deposition ("CVD") process. The Company's strategy is to commercialize the use of CVD diamond by enabling new applications for diamond and by developing systems to manufacture CVD diamond at higher production rates, resulting in lower costs per carat. Based on its estimates, management believes that the Company continues to be the leading commercial equipment supplier to this market.

An M.I.T. spin-off founded in January 1987, the Company has achieved profitability in eight of the last ten years and year-to-year revenue growth in nine of the last ten years. The Company completed an initial public offering in November 1993 which raised net proceeds of approximately $15.9 million to fund R&D activities, expand manufacturing facilities, fund increased sales and marketing efforts, fund increased inventory and accounts receivable, fund the acquisition of complementary businesses and provide general working capital. The Company's balance sheet at June 29, 1996 includes $7.2 million of cash and investments, $19.2 million of working capital, tangible net worth of $21.1 million, a current ratio of 3.8 to 1 and long term debt of $6.2 million, excluding current maturities.

For the fiscal year ending June 29, 1996 ("Fiscal 1996"), the Company achieved revenues for the year of $39.1 million, a 96% increase over the $20.0 million reported in the prior fiscal year ending July 1, 1995 ("Fiscal 1995"). Net loss for the year was $7.3 million, or $1.74 loss per share including acquisition-related expenses and the one-time write-off of goodwill associated with Ehrhorn


Technological Operations, Inc. ("ETO") totaling $9.7 million. Excluding acquisition-related expenses and the one-time goodwill write-off, net earnings for the year would have been $2.4 million, a 113% increase over the $1.1 million reported in Fiscal 1995 while earnings per share would have been $0.57 on the same weighted outstanding shares, an increase of 104% over the $0.28 per share reported in Fiscal 1995.

Fiscal 1996 was a year of growth and change for the Company. The doubling of revenues over Fiscal 1995 was accomplished primarily through internal growth and secondarily through acquisition.

Internal growth was responsible for 55%, or $10.6 million, of the Company's total revenue growth over Fiscal 1995. This growth was driven by the success of the Company's ozone generators and ozone systems. A completely new product line introduced in Fiscal 1995, revenues from ozone generators and systems tripled to $10.8 million in Fiscal 1996 in comparison to $3.5 million in Fiscal 1995. This increase of $7.3 million was responsible for 69% of the Company's internal growth during Fiscal 1996. This success is indicative of the quality of the Company's ozone products, of the Company's ability to execute a rapid ramp up of production to meet its customer's requirements and of the Company's ability to grow through new product introductions.

Acquisition was responsible for 45%, or $8.5 million, of the Company's total revenue growth over Fiscal 1995. In November 1995, the Company acquired Newton Engineering Service, Inc. ("NES"), a manufacturer of high-performance transformers and inductors used across the Company's product lines. In January 1996, the Company acquired ETO, a manufacturer of RF generators used in semiconductor, medical diagnostic imaging and medical sterilization applications.

In connection with the acquisition of ETO, the Company recorded as goodwill $7,048,512, which represented the excess of the purchase price over the fair value of ETO's net assets acquired and in-process research and development. This goodwill was to be amortized over fifteen years. During the fourth quarter, the Company experienced a precipitous decline in sales to one of ETO's major SCEM customers. As a result, ETO is not expected to contribute significantly to operating results and, in management's judgment, this decline in revenues is a permanent impairment of ETO's prospects. The valuation model used in connection with the acquisition is no longer considered valid because the lost product sales represented what had been considered a significant growth opportunity for ETO. Based on this significant change, the Company reassessed its remaining goodwill and recorded an impairment of goodwill in the amount of $6,813,562, which represented the goodwill balance at the date of reassessment.

Notwithstanding the loss of business at ETO, management believes that acquisitions and strategic alliances allow the Company to leverage its financial base, technology depth, applications expertise and industry knowledge of markets served while providing significantly greater opportunities to develop cost-effective solutions to meet customers' future process requirements. Consistent with the Company's growth strategy, it plans to continue to aggressively develop and introduce new products and seek to acquire complementary product lines and operations in the future.

MARKETS

The Company's primary market consists of SCEMs. The Company also markets its products to MCEMs for diagnostic imaging and medical equipment sterilization, and to CVD diamond producers and industrial, university and government laboratory researchers worldwide.

SEMICONDUCTOR EQUIPMENT

The Company's plasma and ozone production technologies are used in semiconductor manufacturing equipment. According to Dataquest, Inc. ("Dataquest"), a market research and consulting firm, the world market for silicon wafer processing equipment increased at rates up to 60% over the period from



1993 to 1995. Dataquest has recently revised its projections for 1996 growth in the market to 17%, leading to a predicted level of $22.3 billion this year. However, Dataquest predicts a decline of around 16% in 1997, to $18.8 billion. The component segment of this market, which is available to ASTeX, is estimated by management to be approximately $600 million per year and projected to grow to more than $1 billion over the next five years. These estimates are based on the products currently offered by the Company. The total available market for ASTeX in this industry can be expanded significantly through the development or acquisition of complementary product lines.

Segments of the market, particularly the plasma etch and deposition segments currently served by the Company, are expected to grow at a rate faster than the overall market. According to Dataquest, critical market needs include high-density plasmas for dry-etch processes for fabricating dynamic random access memory ("DRAM") and logic devices, as well as plasma deposition sources for intermetal dielectric and metallization for fabricating advanced microprocessors. The fabrication of these newer, more complex devices employs the microwave and RF plasma and ozone production technologies offered by the Company.

Management believes these increases in plasma-related segments represent a significant opportunity for the Company. Much of this increase is due to more complex semiconductor products that are required for use in lap-top and other personal computers, portable communications and application-specific consumer electronics. The extension of the market for these devices beyond the traditional personal computer market is also considered by many to imply longer-term stability and less volatility in the growth of the market, as the products in which the devices are used become more diverse and targeted at a larger segment of the population.

Another factor affecting the Company's growth has been the structural changes in the SCEM market. As this industry grows and matures, many of the large SCEMs are working more directly with companies such as ASTeX in order to take advantage of their own growth opportunities. The need to partner with advanced suppliers in order to succeed was recognized and promoted by SEMATECH. The emergence of a new industry segment, the component suppliers to the SCEMs, has been compared to the development of the automotive industry. ASTeX has been able to take advantage of this emerging market by working with its customers to develop and deliver advanced technology solutions and through this process to establish its strategic position as a leading supplier of advanced technologies to the semiconductor capital equipment industry.

MEDICAL EQUIPMENT

The acquisition of ETO has diversified the Company into the medical capital equipment market. ETO supplies critical RF power subsystems for diagnostic imaging and medical equipment sterilization applications.

MRI is a diagnostic imaging modality which uses RF energy to excite the body's hydrogen molecules in a strong magnetic field. The excited molecules produce a radio signal that can be translated into images. MRI competes with x-ray and CT (Computed Tomography) imaging systems. MRI is especially effective in imaging soft tissue (brain) and tissue surrounded by bone (spinal cord).

The MRI market experienced significant growth in the late eighties due to the rapid expansion of the installed base in the US. Currently, the worldwide growth rate is between 5 and 10% annually. ETO is a leading supplier of RF linear amplifiers to the MRI equipment market. Management estimates that the total available MRI market for products currently offered by the Company is approximately $25 million.

ETO provides RF power subsystems to a manufacturer of a medical equipment sterilization system which received FDA approval in late 1993. This system uses an RF-excited plasma to remove contaminants and sterilize medical instruments and material without leaving toxic residue.



This sterilization system has been well received in the market worldwide. The plasma-based method competes with high temperature steam autoclaves and low temperature chemical baths. The plasma-based method significantly reduces instrument wear caused by the steam autoclave and eliminates the handling of toxic chemicals inherent with the chemical baths. Management estimates that sales of these systems will grow 30% to 50% per year over the next several years.

CVD DIAMOND EQUIPMENT

Diamond has a unique combination of physical characteristics that are not found in other materials. Diamond is the hardest readily available material, can be highly transparent, and at room temperature is the best thermal conductor (conducting heat five times better than copper). In addition, diamond is an excellent electrical insulator and, conversely, when controlled quantities of impurities are introduced, becomes a semiconductor. Diamond is also resistant to most chemicals and to radiation and, when polished, is almost frictionless.

Because of its outstanding properties, CVD diamond has potential uses in a broad range of commercial applications, including wear coatings to greatly extend the lives of cutting tools and machine components; electronic packaging materials to reduce the operating temperature and thereby improve the output, reliability, and lifetime of electronic components; transparent optical coatings to protect sensitive lenses with a scratch-resistant surface; and advanced electronic devices capable of operating in high temperature and corrosive environments.

CVD diamond is superior in many respects to currently used materials including tungsten carbide and polycrystalline diamond ("PCD"). CVD diamond is a much harder material than tungsten carbide and, although it currently costs more than PCD, it can be used in a variety of tooling applications where PCD cannot.

Industry analysts project the global CVD diamond industry to grow to revenues of $800 million by the year 2000, a significant increase from its current estimated base of less than $100 million in estimated revenues in 1996. While the Company believes it will take longer for the industry to expand to this level, perhaps until 2010, the annual equipment market available to ASTeX at that time is estimated by management at between $100 and $200 million.

The CVD diamond industry's growth rate is controlled to a large extent by two key factors: (1) CVD diamond's cost per carat, and (2) the rate of new product development incorporating CVD diamond. As the leading commercial supplier to the CVD diamond market, one of ASTeX's key goals is to drive down the cost of CVD diamond, in order to enable a wider range of cost effective applications, and thus expand the market for ASTeX deposition systems. In addition, ASTeX partners with its customers in the product development process in an effort to reduce the time to market for new CVD diamond applications.

EMERGING MARKETS

In addition to the SCEMs, MCEMs and CVD diamond producers, the Company sells many of its microwave and RF power generators and waveguide components, microwave plasma sources, and turnkey laboratory systems to research scientists who are developing processes for applications of interest to their organizations, or conducting fundamental research. This provides a cost effective way for the Company to explore other applications and new business opportunities for its core technology. In addition, the Company sells its products for use on industrial applications requiring the precision and reliability of the Company's products.



CURRENT PRODUCTS

Virtually all of the Company's products including its ozone generators and systems are based on either RF, microwave or plasma technologies. These technologies represent the confluence of the Company's core technical competencies in plasma physics and chemistry, high-voltage switching power supplies, RF and microwave engineering, and integrated systems engineering. The Company's products range from fully-integrated turnkey systems for CVD diamond production or ozone delivery to RF, microwave, plasma and ozone components designed for high-volume original equipment manufacturer ("OEM") and research applications.

The Company produces more than twenty five (25) models of microwave plasma sources, RF and microwave power generators, and ozone generators that are sold to SCEMs, MCEMs and end-users along with the Company's engineering and technical support. In addition, the Company sells a large selection of auxiliary components and spare parts often combining or integrating these components to meet a customer's specific configuration requirements.

The RF and microwave generators range in price from $7,500 to $30,000 and are used to provide precise stable energy to plasma sources utilized for etch, strip and CVD applications. Microwave plasma sources generally range in price from $17,500 to $125,000 and are used for the same applications but are typically fully integrated onto the customer's machines by ASTeX. Ozone generators and turnkey ozone systems generally range in price from $12,500 to $140,000 and are used to deliver high-purity ozone for film-deposition and wafer cleaning applications. Typical products manufactured with all of these devices include DRAMs and advanced microprocessors. Each of these products can be used to perform several steps of the manufacturing processes for these devices.

RF amplifiers used in magnetic resonance imaging ("MRI") systems range in price from $18,600 to $36,000. RF generators used in medical equipment sterilization systems are priced between $2,900 and $3,500.

According to a 1993 report by Decisions Resources, an industry analyst, the Company "is the largest manufacturer of microwave plasma CVD components for diamond deposition." The Company's diamond deposition products include such standard plasma deposition systems as the AX6300 through the AX6560. These diamond reactors are primarily used in the production of bulk diamond for thermal management applications and in research and development for coating tools and for electronics applications. The base price of the AX6300 is approximately $240,000 and the base price of the AX6350 is approximately $275,000. In addition, the Company was granted in April 1995 a U.S. patent covering key process technology in depositing high quality diamond at an extremely high rate, which is used in virtually all of the Company's diamond deposition products. Management believes that this high growth rate process permits production of diamond films at lower cost than ever before possible. Further anticipated enhancements in the process, coupled with commercialization of higher power reactors, are expected to lower these costs further.

The Company's 8 kW AX6500 series deposition systems are capable of an enhanced diamond mass deposition rate and are used for commercial production of CVD diamond products. The Company believes that the AX6500 design, for which it has filed patent applications, can be used in a number of different CVD diamond manufacturing processes, including thin films required for tool coatings and thick films for thermal management. The base price of the AX6500 system is approximately $420,000.

The Company manufactures electron cyclotron resonance ("ECR") sources used to provide high quality thin films without the high temperatures required in conventional CVD processing. Low temperature operation expands the range of materials for which the Company's components can be used. Typical materials include temperature sensitive indium phosphide laser diodes and gallium arsenide semiconductor devices. ECR plasma sources can be used in a variety of applications such as plasma etching, low temperature plasma enhanced deposition, and surface cleaning. Prices for these products currently range from approximately $30,000 to $60,000.

PRODUCTS UNDER DEVELOPMENT

The Company is developing a number of microwave, RF, ozone and plasma processing systems and components.

SEMICONDUCTOR

The Company has continued development of multiple models of a turnkey ozone delivery system which incorporates the Company's plasma, power supply and systems engineering expertise. These products are based on the ASTeX modular platform which is then customized to meet a particular customer's requirements. These systems are now in volume production for the Company's SCEM customers.

The Company has completed the development of a new microwave plasma source for downstream etch applications, and is now in the process of qualifying with the Company's SCEM customers production versions of this source for a wide variety of semiconductor applications requiring difficult chemistries and higher powers. Sources have been delivered to several customers and evaluation laboratories with performance results meeting or exceeding program goals.

The Company has completed development of a new "intelligent" microwave matching unit, the SmartMatchTM, the purpose of which is to quickly and seamlessly monitor and match microwave output from its microwave generators to plasma sources. Over 100 units have now been shipped. The SmartMatch is now being used by some of the Company's SCEM customers on their production tools and management expects usage to increase.

Development of RF products include high power (greater than 2.5 kW) generators for high density and increased wafer size applications in the semiconductor and flat panel display fabrication markets.

MEDICAL

The Company is developing high performance RF linear amplifiers for advanced MRI applications. In addition, new RF generator technology is being developed for use in medical equipment sterilization systems.

CVD DIAMOND

The Company announced the availability of the 75 kW AX6600 production diamond deposition system in Fiscal 1995. This system can be used to develop thin films for tools and other uses and for removing heat from semiconductors. The prototype 75 kW system is currently operating in the Company's laboratory. The Company is working to increase the power level to 100 kW and improve the reactor design to enhance throughput. Management anticipates that this system, and the processes associated with it, will be capable of depositing diamond at increased production rates at a total cost of less than $5 per carat. Management anticipates that these and other systems under development will have the capability to manufacture CVD diamond at a cost per carat competitive with currently used PCD. CVD diamond film has the capability to be used in certain thin film and thermal applications as well as a replacement for many applications currently using PCD. The Company is now looking to place early production units of this product with key CVD diamond customers.



RESEARCH AND DEVELOPMENT

The Company's research and development strategy is focused on deep involvement in understanding the unique technical problems faced by those in the industries it serves and, in particular, its current customer base.

The Company has received development contracts directly from its SCEM customers for products specific to their applications, but which also have other market potential. These include agreements for the development of next-generation microwave generators and advanced plasma sources. ASTeX uses such funding as a means of accelerating its product development and is generally not restricted from selling developed products widely in the SCEM marketplace.

During Fiscal 1996, 1995 and the fiscal year ending July 2, 1994 ("Fiscal 1994"), total research and development expenses (including expenses attributable to certain research contracts which are expensed as incurred and included in cost of revenue) were approximately $6.4 million, $4.1 million and $3.1 million, or 16%, 20% and 23% of the Company's revenues, respectively. The Company also receives funding for certain research and development costs which is used to offset these research and development expenses. Internally funded research and development expenditures, net of funding received, were approximately $4.6 million, $2.8 million and $2.4 million during Fiscal 1996, 1995 and 1994, respectively. Due to the highly technical nature of the Company's business, rapidly expanding markets, and new technologies under development, management expects to continue to expend significant funds in future years on research and development activities. Management expects that it will continue to fund a significant portion of its research and development expenses through customer development contracts, government funded research, and cash flow from operations. The Company intends to supplement these available cash resources by using possible future joint ventures or collaborative research with other manufacturers and government laboratories to develop new products and processes.

Since 1990 the Company has received several development contracts from SEMATECH, the consortium of semiconductor manufacturers which is partly funded by the Advanced Research Projects Agency (ARPA, formerly DARPA), including a joint development agreement for $200,000 for a chemical downstream etch source which has been completed. In addition the Company has received development contracts directly from its SCEM customers for products specific to their applications, but which also have other market potential. These include agreements for the development of next-generation RF and microwave generators and advanced plasma sources. ASTeX uses such funding as a means of accelerating its product development and is generally not restricted from selling developed products widely in the SCEM marketplace.

In any particular case, exclusivity is negotiated based on the scope of the required development program, the technical risk, and the overall market potential. Frequently, the Company funds the entire development program internally and exclusivity is not an issue. In some cases, the product may be needed by a particular customer which might fund the development simply to ensure its availability in the marketplace. In other cases, the development program may entail a high degree of technical risk, may require a significant investment beyond what the Company would fund on its own, and may require the participation of ASTeX's customer's customer through the need to process device wafers. In this case, the Company may grant exclusivity to its customer for its specific market in exchange for program funding, with the goal of manufacturing the new product in the event the development program is successful.

In conjunction with CVD diamond equipment development, the Company is working to develop diamond growth processes which will allow its production equipment to produce diamond at reduced cost and thereby expand its commercial applications. The Company has developed modeling codes and process technologies for thick diamond substrates and tool coatings. Researchers are examining additional applications using microwaves and plasmas for other manufacturing processes.



During Fiscal 1995, the Company completed a $1.5 million contract with ARPA to develop CVD diamond substrates for thermal management applications in multi-chip modules. The success of this contract resulted in a continuation of funding in Fiscal 1996 by ARPA in the amount of $900,000. In addition, the Company completed a $250,000 Phase II SBIR contract with the National Science Foundation to develop a better understanding of the process chemistry of high growth rate processes and its effect on CVD diamond morphology. Recently, the Company completed another Phase II SBIR program from ARPA for the development of diamond deposition at low temperatures.

The Company is also involved as a consortium member with 3M for the development of RF-based diamond deposition technologies for low cost diamond. The consortium is being funded by ARPA with matching funds from some of the consortium members. The development of this technology may provide yet another technique for cost-effective diamond deposition.

The Company is currently collaborating with several major firms and anticipates submitting proposals with a number of partners for additional government funding for diamond development.

Supporting the Company's research and development group are 14 Ph.D.s as well as 13 engineers and scientists holding masters degrees. A number of other electrical, mechanical and process engineers as well as external consultants and designers support the Company's research and development programs. Management believes that these individuals constitute one of the largest groups of engineers and scientists assembled in these fields in a commercial enterprise.

SIGNIFICANT CUSTOMERS AND CONTRACTS

During Fiscal 1996, 1995, and 1994, Applied Materials accounted for approximately 45%, 41% and 25% of the Company's consolidated total revenue. GaSonics and Phillips Medical Systems accounted for approximately 8% and 6% respectively of the Company's total revenue in Fiscal 1996. The loss of Applied Materials, GaSonics, or Phillips Medical Systems would have a materially adverse effect on the Company.

The increase in revenues from Applied Materials in Fiscal 1996 is primarily due to the following three factors: increased deliveries of ozone generators, increased deliveries of microwave plasma sources under the long term supply agreement and sales to Applied Materials from ETO since January 1, 1996. While sales to Applied Materials represents a large fraction of the Company's total revenues, Applied Materials is the world's leading SCEM and it typically dominates the market areas it serves. Therefore, the Company's sales to Applied Materials are consistent with Applied Materials' market share. The Company's strategy for reducing the total percentage of revenues due to Applied Materials is to increase product revenues from other major SCEMs by increasing the range of products offered by the Company and by expanding the range of semiconductor process applications for which the Company's products can be used. The Company is also exploring the opportunity of acquiring complementary businesses with established sales organizations and complementary product lines and customers, although the Company has no material commitments at this time and no assurance can be given that the Company will make any such acquisition in the future.

In the semiconductor market, the Company sells microwave and RF generators, microwave plasma sources, microwave components and ozone generators and subsystems to Applied Materials, GaSonics, Lam Research, Quester Technology, Ulvac, Watkins-Johnson and a number of others. The Company entered into a three
(3) year supply agreement with Applied Materials in July 1993 to supply its requirements of microwave plasma sources for certain Applied Materials' systems. The agreement has been extended while renewal negotiations are in process.

In 1996, the Company entered into a one year supply agreement with Quester Technology valued by management at $1.2 million for delivery of ozone systems. In August, 1995, the Company entered into a $2.5 million technology development agreement with Applied Materials to develop next generation semiconductor fabrication equipment, which would be sold exclusively to Applied Materials. Funding under this agreement is used to offset research and development expenses incurred under the agreement.

The Company is the leading worldwide supplier of diamond deposition systems and components to companies producing CVD diamond and products incorporating CVD diamond, and to researchers exploring the use of CVD diamond. The Company estimates they have an installed base of reactors and systems for diamond production and development of approximately 200 units worldwide. Customers in Fiscal 1996 include a major U.S.-based electronics conglomerate, a development-stage public CVD diamond company, 3M, GEC-Marconi, a number of Korean organizations and many others worldwide. During Fiscal 1996, the Company continued its penetration of the Japanese market with sales of several of its diamond deposition sources and systems. Customers in Japan include major industrial companies as well as universities and research institutions.

The Company also sells systems and components to a number of researchers in industrial, university, and government laboratories for a wide variety of applications, including the Naval Research Laboratory, duPont, NASA, and many others.

MARKETING

The Company markets its products through various channels, including its management and research personnel as well as a direct sales and marketing group of 27 persons. The Company maintains direct sales and marketing activities through its Woburn, Massachusetts headquarters as well as its Santa Clara, CA Technical Sales and Support office and its Colorado Springs, Colorado site. The Company also employs 28 independent sales representatives and distributors in the U.S., Europe, and the Far East. The Company has historically generated a significant level of its total revenue from sales in the Far East and Europe, which the Company expects to continue. The Company is exploring the possibility of establishing separate ventures in the Far East and Europe with organizations which have established sales groups in these territories.

The Company is participating in a wide range of collaborative efforts to create new, more cost-effective uses of diamond and semiconductor films and processes. In certain instances, the Company may sell any products developed in these collaborative efforts directly to end users and in other cases, may sell the products to the collaborative partner. In addition, the Company actively markets its products to end-users in the semiconductor market as a means of creating pull demand through its SCEM customers. The Company is also exploring the opportunity of acquiring complementary businesses with established sales organizations and complementary product lines and customers, although the Company has no commitments at this time and no assurance can be given that the Company will make any such acquisition in the future.

MANUFACTURING AND SUPPLIES

The Company's products are manufactured in facilities at Newton and Woburn, Massachusetts, Colorado Springs, Colorado and Modesto, California. Many of the components for the Company's products are manufactured by a number of suppliers, and final assembly, integration, testing, and quality assurance are then performed by Company personnel at the Company's facilities. The Company typically provides one year warranties for its products. The Company obtains many components and ships many of its products under "just-in-time" arrangements. The Company relies on certain (fewer than 5) foreign manufacturers for certain components but believes that these components could be obtained elsewhere if needed or that the Company's products could be redesigned to use alternative suppliers' products. However, no assurance can be given that other supply sources would be available without significant delay or increased cost.



COMPETITION

The Company believes that it is the largest provider of microwave plasma sources and microwave power supplies in the world. The Company also believes that it possesses a significant share of the SCEM ozone generator market. The Company competes in a number of markets with companies which provide competition in certain market niches. In the ozone generator market the Company competes with companies such as Sumitomo Precision Products, Sorbios, and Ebara. In addition the Company also competes with others who supply various stand-alone components in the semiconductor equipment market (e.g. power supplies or plasma sources) such as Daihen in Japan. Many SCEM customers develop equipment similar to the equipment ASTeX provides through their proprietary in-house equipment development programs. No assurance can be given that these or other firms will not develop new or enhanced products which are more effective than those offered by the Company.

The Company's strategy is to compete on the basis of its technical expertise, core competencies, established reputation and customer relationships, its sponsor base which provides funding for research and development of products, and its key personnel, many of whom are recognized experts in the field of microwave plasma technology, diamond production and semiconductor processing technology. The advanced materials field, and particularly the semiconductor and CVD diamond fields, are undergoing significant technological change. The Company expects plasma processing and CVD diamond technology to continue to develop. The Company's success will depend upon its ability to maintain a competitive position for its products in the marketplace. To do so, the Company must develop and enhance its technology and products to keep pace with technological changes in production equipment and advanced materials processes.

The loss of any of its key employees to a competitor could adversely affect the Company's competitive position. The Company believes that a number of factors will affect its competitive position in the future, including its ability to develop and manufacture new products that meet the needs of its markets and respond to competitive developments and technological changes; its ability to manufacture its products on a cost effective basis; continued market acceptance; its ability to retain a highly qualified scientific and engineering staff; and general domestic and international economic conditions and exchange rates.

The Company believes its major competitors for RF generators and amplifiers to be ENI, a subsidiary of Astec (BSR) P.L.C., Advanced Energy Industries, Inc., RF Power Products, Inc., Comdel, Erbtec Engineering and Analogic.

The Company believes that it is the leading worldwide supplier of CVD diamond production systems and sources. Nonetheless, many companies and academic institutions have developed and are capable of developing competing products based on technologies similar to the Company's or on other technologies. A number of organizations, including Crystalline Materials, Crystallume, DeBeers, Diamonex, Inc. (a division of Monsanto Corporation), General Electric and Norton Corporation are developing new diamond coating technologies, although most are not currently involved in the sales of diamond production equipment. Several companies make CVD diamond equipment for internal use only and not for sale. No assurance can be given that these companies will not sell CVD diamond equipment to outside customers. Existing customers may also seek to develop proprietary equipment and processes, which could adversely impact the Company's business. Several companies, including SI Diamond, are seeking to develop new methods for manufacturing diamond, utilizing different techniques, which may become competitive with the Company's equipment. The Company anticipates, based on public announcements, that Westinghouse may offer direct competition in CVD diamond equipment. There are additional competitors in the diamond market in Europe and Japan, several of which are seeking to sell their products in other countries. Many of these potential competitors are well established, and several have substantially greater financial resources than the Company and have established success in the development, sale and service of competitive products. No assurance can be given that these or other firms will not develop new or enhanced products which are more effective than any that have been developed by the Company.

PATENTS AND PROPRIETARY INFORMATION

The Company currently owns 11 U.S. patents and one Canadian patent, has three applications in various stages of preparation and filing. All pertain to microwave plasma processes and devices or reactive gas generation devices. The earliest of the issued patents considered material to the Company's business expires in 2004. As a qualifying small business, the Company has retained commercial ownership rights to proprietary technology developed under various U.S. and government contracts and grants, including SBIR contracts. The Company also has joint development agreements with industrial and commercial partners which may result in sole or joint ownership rights to proprietary technology developed under those agreements. The Company has three U.S. registered trademarks: (1) ASTeX(R) (stylized letters), (2) Plasma Dome(R) and (3) Applied Science and Technology, Inc.(R)

During Fiscal 1996 ASTeX received two new patents bearing directly on its current diamond and plasma products, and allowed one non-essential patent to lapse. In May of 1996 ASTeX received a successor patent on its diamond process technology, for a process and method for depositing high-quality diamond films at an extremely high rate of speed on substrates place near or in a plasma. In September of 1996 ASTeX obtained a patent on the design of its AX6500 Diamond Reactor which is particularly adapted to form an enlarged symmetric plasma for uniformly processing large substrates.

In addition to its patent rights and with regard to its trade secrets, the Company relies upon trade secrets and confidentiality agreements, which all of its employees are required to execute, assigning to the Company all patent rights and technical or other information developed by the employees during their employment with the Company. The Company's employees, consultants, customers, and potential customers have agreed not to disclose any trade secret or confidential information without the prior written consent of the Company. Notwithstanding these confidentiality agreements, no assurance can be given that other companies will not acquire information which the Company considers to be proprietary. Moreover, while the Company has successfully enforced one of its patents and intends to continue to vigorously enforce its patents against infringement by third parties, no assurance can be given that the Company's patents will be enforceable or provide the Company with meaningful protection from competitors, or that patent applications will be allowed. Even if a competitor's products were to infringe patents owned by the Company, it would be very costly for the Company to enforce its rights in an enforcement action, which would also divert funds and resources which otherwise could be used in the Company's operations. No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, that a license for such technology would be available, if at all, on commercially reasonable terms.

GOVERNMENT REGULATION

The Company has entered into certain U.S. government contracts which require compliance with applicable government regulations. The Company's contracts with the U.S. government consist primarily of research and development contracts, many of which are awarded under the SBIR program or through ARPA. Research and development contracts are generally subject to competitive bidding and extensive regulation and are generally subject to cancellation at the U.S. government's sole discretion. The Company is required to obtain approval from the Department of Commerce for the export of certain equipment.




BACKLOG

The Company backlog primarily consists of purchase orders for standard products and research and development contracts. At June 29, 1996 the Company's backlog was approximately $7,870,000 of which $7,103,000 is for standard products and $767,000 is for research contract work. Of this backlog, $4,255,000 is for ETO standard products. The backlog at July 1, 1995 was $2,809,000 of which $2,283,000 was for standard products and $526,000 was for research contract work. None of this backlog is for ETO, as they were acquired half-way through the fiscal year. The Company expects to complete all standard product backlog during the next six months and all of the research contact backlog during the next twelve months. The backlog figure excludes orders under two OEM supply agreements with Applied Materials, one with ETO and one with ASTeX. The ETO contract was originally signed in June 1993 and was recently extended in February, 1996. The contract value estimated by Applied Materials was $5,800,000 over the three year extension. In early May, Applied Materials informed ETO that certain products anticipated under the supply agreement would not be required. This caused a precipitous loss of anticipated revenue at ETO, leading the Company to reassess and write off its remaining goodwill associated with the ETO acquisition. The ASTeX supply agreement with Applied Materials, signed in July, 1993, has been extended while renewal negotiations are in process. The Company anticipates successful completion of these negotiations within the next several months. In July, 1996 a technology development agreement previously signed by ASTeX with Applied Materials was extended for six months with an estimated value of $300,000. Funding under the agreement will be used to offset R&D expenses incurred under the agreement. The supply agreements, as well as certain government contracts, typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

EMPLOYEES

As of July 1, 1996, the Company employed 253 persons on a full-time basis, 17 persons on a part-time basis and four as consultants with whom the Company has executed consulting agreements. The Company employs 27 persons in administration, 27 in sales and marketing, 58 in research and development and 141 in manufacturing. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  FACILITIES

The Company occupies approximately 49,000 square feet of leased space in Woburn, Massachusetts for its principal executive offices, research and development center and manufacturing activities. This lease, amended to terminate on June 30, 2000, provides an additional 11,000 square feet in Fiscal 1997. The lease contains further extension provisions after January 1, 1997 allowing expansion up to 120,000 square feet in the Woburn area during the term of the lease. The current rent for this facility is $39,312 per month, subject to increase as space is added at the then current lease rate for the existing space and also subject to annual adjustment for certain increases in the Consumer Price Index
(CPI). The Company owns the 25,000 square feet of office, lab and manufacturing space of its ETO subsidiary located in Colorado Springs, Colorado. The Company maintains office and manufacturing facilities in Newton, Massachusetts in approximately 3,500 square feet of leased space. This lease expires on June 30, 1997, with an option to renew for an additional year. The rent for this facility is $3,580 per month. The Company maintains office and manufacturing facilities in Modesto, California in approximately 11,500 square feet of leased space. This lease expires on February 28, 2000. The rent for this facility is approximately $5,831 per month. The Company also maintains a sales and service office in 2,600 square feet of leased space in Santa Clara, California. The rent for this space is $1,840 per month and the lease expires on June 30, 1997.




ITEM 3.   LITIGATION

The Company is not involved in any litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1996 through the solicitation of proxies of otherwise.






                                     PART II


ITEM 5.           MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock and Redeemable Warrants have been traded on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ/NMS") under the symbols "ASTX" and "ASTXW," respectively. On September 20, 1996, the closing bid and ask prices for the Corporation's Common Stock as reported by NASDAQ/NMS were $8 3/4 and 9 1/4, respectively, and for the Redeemable Warrants were $11/16 and $13/16, respectively. As of September 20, 1996, the Corporation had 165 holders of record of its Common Stock. Management believes that there are approximately 1800 beneficial owners of its Common Stock.

For the periods indicated, the following table sets forth the high and low closing sale prices for the Common Stock as reported by NASDAQ/NMS for July 3,
1994 through September 20, 1996. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                                                                         Sale
                                                                         ----
1995                                                             High             Low
- ----                                                             ----             ---
First Quarter                                                  $  7 1/8          $5 3/4
Second Quarter                                                 $  7 1/2          $5 1/2
Third Quarter                                                  $  8 3/4          $5 1/2
Fourth Quarter                                                 $12 5/8           $7 3/8

1996
- ----

First Quarter                                                  $18 1/4           $10 3/4
Second Quarter                                                 $16 3/4           $15 1/2
Third Quarter                                                  $17               $12 5/8
Fourth Quarter                                                 $23 1/2           $  9

1997
- ----

First Quarter (June 30, 1996 through September 20, 1996)       $9 1/2           $8 7/8






ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected historical consolidated financial data, which should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein.

                                                                          YEAR ENDED
                                -----------------------------------------------------------------------------------------------
                                   JUNE 29,             JULY 1,            JULY 2,            JUNE 30,            JUNE 30,
                                     1996                1995                1994               1993                1992
                                ----------------    ----------------   -----------------   ----------------    ----------------
OPERATIONS:
   Total revenue                $    39,135,596     $    20,004,853    $     13,357,471    $     8,444,426     $     5,629,011
   Gross profit                      15,281,798           8,191,621           6,109,033          4,041,407           2,706,967
   Acquisition related expenses       2,887,647                   0                   0                  0                   0
   Write-off of goodwill              6,813,562                   0                   0                  0                   0
   Operating income (loss)           (6,077,763)            798,955             358,110            215,691            (546,577)
   Net income (loss)                 (7,296,775)          1,127,748             518,041            149,292            (403,256)
   Earnings (loss) per share    $         (1.74)    $          0.28    $           0.15    $          0.06     $         (0.17)
   Weighted average common
      shares outstanding              4,204,764           3,992,100           3,433,800          2,403,700           2,377,700

BALANCE SHEET:
   Working capital              $    19,216,542   $      17,671,056    $     19,697,944    $     4,186,165     $     2,450,283
   Total assets                      34,361,426          25,077,534          24,569,572          7,554,492           5,314,688
   Total long-term debt               6,169,517                   0                   0             75,437             429,016
   Total liabilities                 13,065,618           3,183,770           2,465,829          1,921,692           2,334,033
   Stockholders' equity         $    21,295,808   $      21,893,764    $     22,103,743    $     5,632,800     $     2,980,655

                                                          1ST                2ND                 3RD                 4TH
                                                    ----------------   -----------------   ----------------    ----------------
QUARTERLY 1996:
   Total revenue                                  $       5,639,415    $      6,858,967    $    12,681,488     $    13,955,726
   Gross profit                                           2,049,672           2,817,319          4,847,426           5,567,381
   Acquisition related expenses                                   0           2,953,000                  0             (65,353)
   Write-off of goodwill                                          0                   0                  0           6,813,562
   Operating income (loss)                                  232,292          (2,357,507)         1,183,271          (5,135,819)
   Net income (loss)                                        298,520          (2,394,113)           724,997          (5,926,179)
   Earnings (loss) per share                      $            0.07    $          (0.57)   $          0.16     $         (1.34)

QUARTERLY 1995:
   Total revenue                                  $       3,418,584    $      4,841,870    $     5,235,909     $     6,508,490
   Gross profit                                           1,475,348           2,179,243          2,205,755           2,331,275
   Operating income                                          39,040             253,367            330,949             175,599
   Net income                                               126,618             273,657            342,671             384,802
   Earnings per share                             $            0.03    $           0.07    $          0.09     $          0.10



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto).


GENERAL

The Company was formed in January 1987. The Company's initial activities consisted of selling microwave components and power supplies, and conducting funded and nonfunded research and development activities. This research led to the Company's development of proprietary plasma deposition systems used in commercial applications. Although the Company has supplied products to end-users, SCEMs, and researchers since inception, it did not commence the marketing of deposition systems for CVD diamond until Fiscal 1990. In February 1992, the Company, through its wholly-owned subsidiary, ASTeX/Gerling Laboratories, Inc. ("AGL"), acquired substantially all of the assets of Jova Enterprises, Inc., which conducted business under the trade name of "Gerling Laboratories" ("Gerling Labs"). In November 1995 the Company acquired all the outstanding shares of Newton Engineering Service, Inc. ("NES"), a manufacturer of high performance transformers used across the Company's product lines. In January 1996 the Company acquired all the shares of Ehrhorn Technological Operations, Inc. a manufacturer of radio frequency ("RF") generators used in semiconductor, medical diagnostic imaging, and medical sterilization applications. At the acquisition date the name was changed to ETO, Inc. As set forth in the Company's Consolidated Financial Statements, total revenue consists of product sales, research contract revenue and other revenue. Other revenue includes service, repair, spare parts and consulting services. Applied Science and Technology, GmbH, a German wholly-owned subsidiary of the Company, has been inactive since its inception. The Company may use this subsidiary for future activities in Europe.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 29, 1996 COMPARED TO THE FISCAL YEAR ENDED JULY 1, 1995

The following table compares the consolidated statements of operations for Fiscal 1996 and 1995:



                                           APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                                           COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 JUNE 29, 1996            JULY 1, 1995          CHANGE     CHANGE
                                                (000)        %           (000)       %           (000)        %
Product sales, net                          $     36,175        93%  $    17,158        86%  $    19,017         111%
Research contract revenue                            895         2%        2,138        11%       (1,243)        (58%)
Other revenue                                      2,066         5%          709         3%        1,357         191%
                                              ---------------------    --------------------    ----------------------
        Total revenue                             39,136       100%       20,005       100%       19,131          96%

Cost of sales and revenue:
     Product sales and other revenues             23,414        60%       10,868        54%       12,546         115%
     Research contracts                              440         1%          945         5%         (505)        (53%)
                                              ---------------------    --------------------    ----------------------
        Total cost of sales and revenue           23,854        61%       11,813        59%       12,041         102%
                                              ---------------------    --------------------    ----------------------

        Gross profit                              15,282        39%        8,192        41%        7,090          87%
                                              ---------------------    --------------------    ----------------------

Operating expenses:
     Selling expenses                              3,298         9%        1,992        10%        1,306          66%
     General and administrative expenses           3,807        10%        2,561        13%        1,246          49%
     Research and development expenses, net        4,553        12%        2,840        14%        1,713          60%
     Acquisition-related expenses                  2,888         7%            0         0%        2,888          -
     Write-off of goodwill                         6,814        17%            0         0%        6,814          -
                                              ---------------------    --------------------    ----------------------
        Total operating expenses                  21,360        55%        7,393        37%       13,967         189%
                                              ---------------------    --------------------    ----------------------

        Earnings (loss) from operations           (6,078)      (16%)         799         4%       (6,877)       (861%)
                                              ---------------------    --------------------    ----------------------

Other expense (income):
     Interest expense                                323         1%            1         0%          322       32200%
     Interest income                                (659)       (2%)        (745)       (4%)          86         (12%)
     Other expense                                    14         0%           14         0%            0          -
                                              ---------------------    --------------------    ----------------------
        Total other income                          (322)       (1%)        (730)       (4%)         408         (56%)
                                              ---------------------    --------------------    ----------------------

        Earnings (loss) before income taxes       (5,756)      (15%)       1,529         8%       (7,285)       (476%)

Income tax expense                                 1,541         4%          401         2%        1,140         284%
                                              ---------------------    --------------------    ----------------------

        Net earnings (loss)                 $     (7,297)      (19%) $     1,128         6%  $    (8,425)       (747%)
                                              ---------------------    --------------------    ----------------------



Total revenue increased for Fiscal 1996 by 96% to $39,136,000 compared to Fiscal 1995. Product sales increased by 111% to $36,175,000. Sales to semiconductor OEMs (SCEMs) accounted for most of the growth. Ozone product revenue increased by 209% from Fiscal 1995 to $10,800,000 from $3,500,000 and accounted for 28% of total Fiscal 1996 revenue. Microwave generators, components and plasma products revenue increased by 50% to 32% of total revenue. The acquisition of ETO at the beginning of January 1996 added $8,533,000 in total revenue of which RF generators sold to SCEMs was 51% of ETO total revenue, with medical applications accounting for 42% of total revenue and communications (amateur ham radio) accounting for the rest. Revenue from end users for other applications of ASTeX standard products increased by 34% to 5% of total revenue. CVD diamond product revenues were flat in Fiscal 1996 compared to Fiscal 1995.

The Company experienced a precipitous loss of business at ETO and a general slowdown in the semiconductor industry which will negatively impact the Company's revenues and earnings in Fiscal 1997. As a result, the Company may not achieve historical levels of year-to-year revenue growth. In addition, the general slowdown in the semiconductor industry may lead to an unpredictability of quarter to quarter operating results, which could cause increased volatility in the price of the Company's stock and redeemable warrants.



Although the current semiconductor equipment market environment remains difficult, there is continued demand for new product development in the marketplace. It is anticipated that the semiconductor manufacturers will embrace new capital equipment technologies to enhance the efficiency and productivity of the manufacturing processes for producing semiconductor wafers. ASTeX is prepared to meet the needs of its customers through the introduction of new products, which are expected to add to revenues going forward and continue to strengthen our position as a leading manufacturer of systems and components for the semiconductor, medical and CVD diamond markets.

Research contract revenue decreased in Fiscal 1996 by 58% or $1,243,000 compared to Fiscal 1995 primarily due to decreased government funded CVD diamond research. Funded research performed for semiconductor customers has increased by 24% from $1,120,000 in Fiscal 1995 to $1,386,000 in Fiscal 1996. In Fiscal 1996
funded customer research considered to be joint development was accounted for as a reduction in research and development expenses, whereas in Fiscal 1995 funded customer research was accounted for as revenue in the amount of $810,000 and research expense reduction in the amount of $310,000.

Other revenue of service, spare parts and repair business has increased by 191% in Fiscal 1996 compared to Fiscal 1995 primarily due to the acquisition of ETO which obtains a larger fraction of its total revenue from this category. Without ETO the revenue growth would have been 114%, which is consistent with growth of total revenues.

Gross profits increased by $7,090,000 or 87% compared to Fiscal 1995. Gross margin as a percent of total revenue decreased from 41% in Fiscal 1995 to 39% in Fiscal 1996 primarily due to the acquisition of ETO. ETO's gross margin historically has been lower than ASTeX primarily due to lower prices in a more competitive market. ETO's gross margin was also impacted by an inventory write-off due to a precipitous decline in sales to one of ETO's major customers. Without acquisitions the overall gross margin would have increased to 42%.

The Company's gross margin improved in the semiconductor segment due to improved manufacturing efficiencies, design improvements, controlling of fixed manufacturing overhead and increased volume. The Company completed construction of a 7,000 square foot advanced state-of-the-art clean room manufacturing facility which enabled the Company to successfully ramp up production of ozone generators and systems, and improve the manufacturing efficiencies on these products. The semiconductor segment is a highly competitive market that will require continued cost improvement in order to maintain existing margins. The Company anticipates that downward price pressure due to an anticipated downturn in the SCEM market could impact future gross margins. The gross margin of CVD diamond products declined in Fiscal 1996 compared to Fiscal 1995 primarily due to product and customer mix.

Research contract gross margin declined in Fiscal 1996 compared to Fiscal 1995 primarily in the government funded CVD diamond contracts due to increased overhead cost sharing.

Selling expenses decreased to 9% of sales in Fiscal 1996 from 10% in Fiscal 1995. Gross spending increased by 66% due to the acquisition of ETO, increased personnel in the direct sales and sales support functions, increased costs of consulting and travel and increased promotional expenses. The Company anticipates comparable expense spending as a percent of sales in Fiscal 1997.

General and administrative expenses decreased to 10% of sales in Fiscal 1996 compared to 13% of sales in Fiscal 1995. Gross spending increased by 49% due to the acquisition of ETO, six months of goodwill amortization due to the acquisition of ETO, additional personnel in financial and human resource functions, increased cost of consulting and travel associated with potential acquisitions, increased cost of investor relations, higher cost of audit and tax fees due to the increased size and complexity of the Company and increased cost of legal expenses associated with patent and intellectual property issues. The Company anticipates comparable expense spending as a percent of sales in Fiscal 1997.



Net research and development expenses declined to 12% of sales in Fiscal 1996 compared to 14% in Fiscal 1995. Gross spending (total research and development spending including funded joint development and the direct cost of research contracts) was $6,379,000 in Fiscal 1996 compared to $4,095,000 in Fiscal 1995 for a 56% increase. The increased gross spending is primarily due to a technology development agreement with Applied Materials, new product development including process and hardware development of the Company's new generation of plasma sources, ozone systems, diamond deposition systems, microwave generators and components, medical sterilization and magnetic resonance imaging ("MRI") components, and the next generation of radio frequency power supplies. The Company operates in highly competitive and technical markets where continued investments in research and development are necessary to maintain market and technological leadership.

In Fiscal 1996, in order to establish the fair values of the ETO assets acquired and liabilities assumed, a valuation process was performed. As part of this, the Company incurred $2,888,000 of in process research and development expense and acquisition related costs. There were no comparable expenses for Fiscal 1995. These costs will not recur in future periods, unless associated with another acquisition.

In connection with its acquisition of ETO, the Company recorded as goodwill $7,048,512 which represented the excess of the purchase price over the fair value of ETO's net assets acquired and in process research and development. The goodwill was to be amortized over 15 years. Since the time of the acquisition there has been a precipitous decline in sales to one of ETO's major customers. In management's judgment, this decline in revenues is a permanent impairment of ETO's prospects. Based on this significant change, which occurred during the Company's fourth quarter, management made a reassessment of its remaining goodwill and recorded an impairment of goodwill in the amount of $6,813,562, which represented the goodwill balance at the reassessment date.

In determining the impairment, management estimated ETO's cash flows over 14-1/2 years which represented the remaining business life cycle of ETO's existing technology. The cash flow analysis included an estimate of ETO's terminal value at the end of this period. The operating cash flow projections were based on ETO's estimated after-tax operating results less estimated capital expenditures. The undiscounted cash flows were assumed to be realized in installments over the 14-1/2 years. Because the undiscounted cash flow was less than the Company's carrying value of ETO, a charge for impairment of goodwill was recorded to the extent unamortized book value exceeded the related discounted cash flow. The cash flow was discounted using a weighted average borrowing cost of 7.7% which is comparable to rates available as of the reassessment date.

The Company incurred an operating loss of $6,078,000 in Fiscal 1996 compared to an operating profit of $799,000 in Fiscal 1995. Excluding one time charges associated with the ETO acquisition (acquisition- related costs and non-recurring goodwill write-off) operating income would have been a record profit of $3,624,000 (9% of sales) or an increase of 354% compared to Fiscal 1995. The Company anticipates that a slow down in the semiconductor market will have a negative impact on Fiscal 1997 operating profits as a percent of sales.

Interest expense was $323,000 in Fiscal 1996 compared to $1,000 in Fiscal 1995. The increase in interest expense is due to two bank notes incurred as part of the financing of the ETO acquisition. Interest income was $659,000 in Fiscal 1996 compared to $745,000 in Fiscal 1995. The decrease of $86,000 in interest income is primarily due to less cash investments than in the prior fiscal year due to cash used for the ETO acquisition.

Income tax expense was $1,541,000 in Fiscal 1996 compared to $401,000 in Fiscal 1995. In Fiscal 1996 the "expected" tax (computed by applying the U.S. federal corporate income tax rate of 34% to loss before income taxes) was increased by $3,378,000 due to charges related to the write-off of goodwill, goodwill amortization and acquisition related expenses, all of which are not tax deductible. There were no comparable costs in Fiscal 1995.




RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 1, 1995 COMPARED TO THE FISCAL YEAR ENDED JULY 2, 1994

The following table compares the consolidated statements of operations for Fiscal 1995 and 1994:

                                           APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                                           COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  JULY 1, 1995            JULY 2, 1994          CHANGE     CHANGE
                                                (000)        %           (000)       %           (000)        %
Product sales, net                          $     17,158        86%  $    11,485        86%  $     5,673          49%
Research contract revenue                          2,138        11%        1,181         9%          957          81%
Other revenue                                        709         3%          691         5%           18           3%
                                              ---------------------    --------------------    ----------------------
        Total revenue                             20,005       100%       13,357       100%        6,648          50%

Cost of sales and revenue:
     Product sales and other revenues             10,868        54%        6,598        49%        4,270          65%
     Research contracts                              945         5%          650         5%          295          45%
                                              ---------------------    --------------------    ----------------------
        Total cost of sales and revenue           11,813        59%        7,248        54%        4,565          63%
                                              ---------------------    --------------------    ----------------------

        Gross profit                               8,192        41%        6,109        46%        2,083          34%
                                              ---------------------    --------------------    ----------------------

Operating expenses:
     Selling expenses                              1,992        10%        1,569        12%          423          27%
     General and administrative expenses           2,561        13%        1,748        13%          813          47%
     Research and development expenses, net        2,840        14%        2,434        18%          406          17%
                                              ---------------------    --------------------    ----------------------
        Total operating expenses                   7,393        37%        5,751        43%        1,642          29%
                                              ---------------------    --------------------    ----------------------

        Earnings from operations                     799         4%          358         3%          441         123%
                                              ---------------------    --------------------    ----------------------

Other expense (income):
     Interest expense                                  1         0%           16         0%          (15)        (94%)
     Interest income                                (745)       (4%)        (345)       (2%)        (400)        116%
     Other expense                                    14         0%           12         0%            2          17%
                                              ---------------------    --------------------    ----------------------
        Total other income                          (730)       (4%)        (317)       (2%)        (413)        130%
                                              ---------------------    --------------------    ----------------------

        Earnings before income taxes               1,529         8%          675         5%          854         127%

Income tax expense                                   401         2%          157         1%          244         155%
                                              ---------------------    --------------------    ----------------------

        Net earnings                        $      1,128         6%  $       518         4%  $       610         118%
                                              ---------------------    --------------------    ----------------------


Total revenue increased for Fiscal 1995 by 50% to $20,005,000 compared to Fiscal 1994. Product sales increased by 49% to $17,158,000 primarily due to increased shipments of plasma sources, microwave generators, components, ozone generators and ozone subsystems to SCEMs. Ozone generators and subsystems, introduced in Fiscal 1995, accounted for 17% of total Fiscal 1995 revenues. Diamond system sales declined slightly for Fiscal 1995 compared to Fiscal 1994 primarily due to a near-term slowdown as the end user market transitions from being driven by government funding to being driven by anticipated commercial product needs. Analytical instruments, which the Company distributes for a foreign manufacturer, decreased by 6% in Fiscal 1995 compared to Fiscal 1994. Subsequent to the end of Fiscal 1995, the Company canceled the distribution agreement for analytical instruments to more fully concentrate sales and marketing efforts on its own products. Research contract revenue increased by 81% to $2,138,000 in Fiscal 1995. This increase resulted from significantly increased industry funded research.



Government funded research decreased slightly. Other revenue consisting of service, repair, spare parts and consulting was relatively flat in Fiscal 1995 compared to Fiscal 1994.

Gross profit increased by $2,083,000 compared to Fiscal 1995. Gross margin, as a percent of total revenue, decreased to 41% in Fiscal 1996 from 46% in Fiscal 1995 primarily due to new product introductions; increased sales to SCEMs, which have a lower margin on long term supplier agreements; manufacturing support costs increasing faster than sales due to increased customer support required for sales to SCEMs; and lower margins at AGL as a result of an inventory write down associated with an obsolete product line and increasing sales to SCEMs with lower gross margin.

Selling expenses decreased to 10% of sales from 12% in Fiscal 1995. Gross spending increased by 27% primarily due to increased direct sales personnel to manage SCEMs and research institute accounts; commissions paid to European sales representatives; and expanded marketing efforts in North America, Europe and Asia.

General and administrative expenses were flat at 13% of sales in Fiscal 1995 compared to Fiscal 1994. Gross spending increased by 47% primarily due to additional personal in financial functions and the addition of a corporate information systems manager; increased consulting and travel expenses associated with evaluation of potential acquisitions; legal expenses associated with patent work; increased cost of investor relations; and expenses associated with a new information system at AGL.

Net research and development spending declined to 14% of sales in Fiscal 1995 compared to 18% in Fiscal 1994. Gross spending (total research and development spending including funded joint development and the direct cost of research contracts) increased to $4,095,000 in Fiscal 1995 from $3,085,000 in Fiscal 1994 for a 33% increase. Research and development spending was for the development of ozone systems, process and hardware development of a new generation of diamond deposition systems, and new plasma sources and components for the semiconductor industry.

Total operating expenses decreased as a percent of total revenue to 37% for Fiscal 1995 compared to 43% for Fiscal 1994.

Earnings from operations increased by 123% for Fiscal 1995 compared to Fiscal 1994 and increased as a percent of total revenue to 4% in Fiscal 1995 from 3% in Fiscal 1994. The increase in operating income is primarily due to increased revenue and reduction of operating expenses as a percent of total revenue.

Total other income increased by 130% in Fiscal 1995 compared to Fiscal 1994. The increase is primarily due to increased interest income on the Company's cash and investments and interest income earned on a note receivable from a customer.

The Company incurred income tax expense of $401,000 in Fiscal 1995 compared to $157,000 in Fiscal 1994. The effective tax rate increased from 23% in Fiscal 1994 to 26% in Fiscal 1995 primarily due to increased state taxes.

LIQUIDITY AND CAPITAL RESOURCES

At Fiscal 1996 year end the Company had cash and short term investments of $7,173,000 with working capital of $19,217,000 compared to Fiscal 1995 when the Company had cash, short term and long term investments of $12,530,300, and working capital of $17,771,000.

In January 1996 the Company purchased all of the outstanding shares of ETO for cash and stock. The Company borrowed $8,000,000 from State Street Bank and Trust Company to complete the acquisition, under two unsecured notes. No security pledges of assets can be granted nor dividends paid without the approval of the bank. Certain financial covenants must be tested quarterly in connection with these notes.



The Company is in compliance with all covenants at June 29, 1996, and expects to remain in compliance over the next 12 months. See footnotes 9 and 10 of the Notes to Consolidated Financial Statements.

In November 1995 the Company purchased all of the outstanding shares of Newton Engineering Service, Inc. ("NES") for 11,372 shares of the Company's common stock. NES is a strong technical designer and manufacturer of specialty transformers and inductors which are essential to the advanced technology used in ASTeX's power supplies and ozone generators.

In October 1995 the Company purchased $250,000 of Series A Convertible Preferred Stock of Low Entropy Systems, Inc. ("LES"). The preferred stock is convertible into common stock commencing January 1, 1998 for a minimum of 15% of the outstanding fully-diluted shares of LES at the time of conversion. LES is a manufacturer of imaging interferometers used in measuring thin film etching or deposition rate and rate uniformity in the semiconductor wafer manufacturing process.

In November of 1993, the Company completed an IPO and received net proceeds of $15,920,000 through the sale of 1,700,000 shares of common stock and 1,955,000 redeemable warrants at prices of $10.75 per share and $0.10 per warrant. The common stock and redeemable warrants are traded on NASDAQ/NMS under the symbols ASTX and ASTXW, respectively. Two redeemable warrants entitle the holder to purchase one share of common stock at a price of $15.05 per share until November 9, 1998, subject to adjustment in accordance with anti-dilution provisions. The redeemable warrants are subject to redemption at $0.10 per warrant on 30 days prior written notice, provided that the average closing price of the Company's common stock equals or exceeds $19.35 for 20 consecutive trading days. If all the redeemable warrants are exercised, this would provide additional equity financing of approximately $14 million net for the Company.

The Company also issued to the underwriter of the IPO, for nominal consideration, warrants to purchase 170,000 shares of common stock and 170,000 redeemable warrants (the "representative's warrants"). The representative's warrants are initially exercisable at $15.59 per share of common stock and $0.145 per redeemable warrant through November 9, 1997.

In August and September 1992, the Company conducted a private placement and received net proceeds of $2,426,341 in exchange for the issuance of 347,500 shares of Series C preferred stock and investor warrants to purchase an aggregate of 193,363 shares of common stock. The investor warrants are exercisable at a price of $9.60 per share through November 10, 1996. The investor warrants are redeemable by the Company at any time after November 10, 1994 provided the average closing price of the common stock exceeds $12.00 per share for 20 consecutive days. As of June 29, 1996, 159,237 warrants have been exercised for $1,529,000.

During Fiscal 1996, the Company generated $719,000 in net cash flows from operating activities. In Fiscal 1996 the Company used a net $7,228,000 for investing activities. Cash used for investing activities consisted of $12,318,000 for acquisition of ETO less cash acquired with the acquisitions of ETO and NES, $2,895,000 for additions to property, equipment, and patents, $250,000 for an equity investment in Low Entropy Systems, Inc., and $3,006,000 for purchase of investments, offset by sales of $11,242,000 in investments. Investments are primarily commercial paper and government treasury bills. The Company's cash flows from financing activities consisted primarily of proceeds of two notes payable for $8,000,000 used in the acquisition of ETO offset by $689,000 of note repayments, and $1,999,000 from issuance of common stock which was primarily due to exercise of investor warrants and exercise of employee stock options.

During Fiscal 1995 the Company generated $524,000 in net cash flows from operating activities. The Company used $10,849,000 for investing activities, primarily for purchase of $14,230,000 in investments and $1,484,000 in additions to property, equipment and patents, offset by sales of $4,758,000 in investments. The Company used $1,338,000 for financing activities, primarily for a stock repurchase program under which 220,538 shares were repurchased for $1,413,000 at an average price of $6.41 per share. The stock repurchase program objective was to support the stock price in the open market. All treasury stock held was retired on July 3, 1995. The Board of Directors has not terminated the stock repurchase program, but no shares have been purchased since March 30, 1995.

During Fiscal 1994, the Company used $690,000 in net cash for operating activities, and used $2,258,000 for investing activities primarily for additions to property and equipment and investments in government treasury bills and commercial paper. The Company generated $15,953,000 through the sale of common stock, offset by debt repayment of $429,000.

The Company has a credit facility with State Street Bank and Trust Company which consists of a $2 million unsecured demand line of credit for working capital purposes. There were no outstanding borrowings under the credit facility at June 29, 1996. The credit facility expires November 30, 1996. The Company has two unsecured promissory note agreements with State Street Bank and Trust Company, as described in footnote 9 of the Notes to Consolidated Financial Statements.

The Company continues to use its cash resources for development of new products, expanding sales and marketing, performing collaborative product development projects, and for general working capital. The Company continues to seek joint ventures and/or acquisitions that will enhance the Company's position in the market while increasing revenue growth and profitability. However, the Company has made no material commitments to acquire other businesses at this time and no assurance can be given that the Company will make any such acquisitions in the future.

Management believes that existing cash resources, investments, anticipated cash flows from operations and its credit facility will be sufficient to meet planned operating expenses and working capital requirements for a period of at least the next 12 months. Management may seek to raise additional capital to complete an acquisition or for other corporate purposes, although no specific acquisition is planned at this time.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") in October 1995. Under Statement 123, the Company is required to choose either the new fair value method or the current intrinsic value method of accounting for its stock-based compensation arrangements. Using the fair value method, the Company would measure the compensation cost recognized in the financial statements based upon the estimated fair value of the stock-based compensation arrangements as of the date they are granted. The intrinsic value method, under APB Opinion No. 25, Accounting for Stock Issued to Employees, requires the recognition of compensation cost only if the exercise price of the stock-based compensation arrangement does not exceed the market value of the underlying stock on the measurement date. The Company will continue to account for all employee stock-based compensation plans under Opinion No. 25 and adopt the provisions of Statement 123, as required, for all stock-based arrangements issued to non-employees. The accounting requirements of Statement 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995 and the disclosure, including pro forma, requirements are effective for financial statements for fiscal years beginning after December 15, 1995. Even though the Company has opted not to change its method of accounting, Statement 123 requires pro forma disclosure of net income and earnings per share computed as if the fair value method has been applied. Statement 123 will be implemented in Fiscal 1997.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 121, which must be adopted by fiscal years beginning after December 15, 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to (1) those assets to be held and used in the business, and (2) for assets to be disposed of. The Company does not anticipate a material effect on the financial statements from this new accounting standard.



EFFECTS OF INFLATION

The Company believes that, over the past three years, inflation has not had a significant impact on the Company's revenues or operating results.




ITEM 8.  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this report:

                                                                                        PAGE
                                                                                        ----


         Independent Auditors' Report                                                    F-2


         Consolidated Balance Sheets as of June 29, 1996 and
         July 1, 1995                                                                    F-3


         Consolidated Statements of Operations for the Years Ended
         June 29, 1996, July 1, 1995 and July 2, 1994                                    F-4


         Consolidated Statements of Stockholders' Equity for the Years
         Ended June 29, 1996, July 1, 1995 and July 2, 1994                              F-5


         Consolidated Statements of Cash Flows for the Years Ended
         June 29, 1996, July 1, 1995 and July 2, 1994                                    F-6


         Notes to Consolidated Financial Statements                                      F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not Applicable


                                    PART III


         Items 10 to 13 are incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.







ITEM 14.          EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  (1)      The following exhibits are filed herewith:

Exhibit
  No.                                Title
- ------                               -----
11                Statement Re: Computation of Per Share Earnings

21                List of Subsidiaries

27                Financial Data Schedule

                  (2) The following exhibits were filed as part of the Company's Current Report on Form 8-K filed with the Commission on December 29, 1995, and are incorporated herein by reference:

Exhibit
  No.                                Title
- ------                               -----

2 Agreement and Plan of Merger by and among Applied Science and Technology, Inc., ASTeX/ETO Acquisition Corp., and Ehrhorn Technological Operations, Inc., dated December 29, 1995.

+10a Escrow Agreement among Richard W. Ehrhorn, Tony Christianson, James L. Marvin, Applied Science and Technology, Inc., and State Street Bank and Trust Company, dated December 29, 1995.

10b Registration Rights Agreement by Applied Science and Technology, Inc. for the benefit of the Stockholders of Ehrhorn Technological Operations, Inc., dated December 29, 1995.









10c Supplemental Indemnification Agreement by and among Applied Science and Technology, Inc. and Certain Principal Stockholders of Ehrhorn Technological Operations, Inc., dated December 29, 1995.

10d Term Loan Agreement by and between Applied Science and Technology, Inc. and State Street Bank and Trust Company, dated December 21, 1995.

10e $4,000,000 Term Promissory Note (Prime Rate) from Applied Science and Technology, Inc. to State Street Bank and Trust Company, dated December 21, 1995.

10f $4,000,000 Term Promissory Note (Market Rate) from Applied Science and Technology, Inc. to State Street Bank and Trust Company, dated December 21, 1995.

                  (3) The following exhibits were filed as part of the Company's Annual Report on Form 10-K for the year ended July 1, 1995, filed with the Securities and Exchange Commission (the "Commission") on September 28, 1995 and are incorporated herein by reference:

Exhibit
   No.                               Title
- ------                               -----
10j(6) Agreement to renew the line of credit as a $2,000,000 unsecured demand line of credit, dated December 15, 1994.

10l(3)            Extension to the Massachusetts lease, dated June 23, 1995.

                  (4) The following exhibits were filed as part of the Company's Form SB-2 Registration Statement (Number 33-69098-B) declared effective by the Commission on November 9, 1993 and are incorporated by reference herein:

Exhibit
  No.                                Title
- ------                               -----
3a                Certificate of Incorporation, as amended, dated July 1, 1992

3b Certificate of Amendment of Certificate of Incorporation, dated September 1, 1993.

3c                Bylaws, as amended.

4a                Specimen Common Stock Certificate.

4b                Form  of  Warrant   Agreement,   including   Form  of  Warrant
                  Certificate.

4c Form of Representative's Warrant Agreement, including Form of Representative's Warrant Certificate.

+10a Master Purchase Order and Sales Agreement between the Company and Applied Materials, Inc., dated May 28, 1993 (the "Applied Agreement"). Attached as Appendix A to the Applied Agreement is an Intellectual Property Agreement by and between the Company and Applied Materials, Inc.

10b** Form of Amended and Restated Employment Agreement between the Company and Dr. Richard S. Post, dated as of July 1, 1993.

10c** Form of Amended and Restated Employment Agreement between the Company and John M. Tarrh, dated as of July 1, 1993.










10d** Form of Amended and Restated Employment Agreement between the Company and Dr. Donald K. Smith, dated as July 1, 1993.

10e Form of Redeemable Common Stock Purchase Warrant (Regulation S Investor Warrant).

10f               Form of Consulting  Agreement  between the Company and Outside
                  Consultants.

10g               Form  of   Employee   Agreement   between   the   Company  and
                  Non-executive Employees.

10h               Form  of  Employment   Agreement  between   ASTeX/Gerling  and
                  Non-executive Employees.

10i Agreement for the Purchase and Sale of Assets by and among ASTeX/Gerling Laboratories, Inc., and Jova Enterprises, Inc., and John E. Gerling, dated January 31, 1992.

10j(1) Revolving Credit and Term Loan Agreement between the Company and State Street Bank and Trust Company (the "bank"), dated July 12, 1990.

10j(2) Revolving Demand Promissory Note between the Company and the Bank, dated July 12, 1990.

10j(3)            Security  Agreement  between the  Company and the Bank,  dated
                  July 12, 1990.

10j(4)            First  Amendment  to  the  Revolving   Credit  and  Term  Loan
                  Agreement, dated August 14, 1991.

10j(5) Agreement to renew the line of credit and to increase the equipment line established in the Revolving Credit and Term Loan Agreement, dated January 29, 1993.

10k Form of Confidentiality Agreement between the Company and Customers, Suppliers and Vendors.

101(1) Lease for premises at 35 Cabot Road, Woburn, Massachusetts, dated February 10, 1989 (the "Massachusetts Lease").

10m               Lease  for  the  premises  at  1132  Doker   Drive,   Modesto,
                  California, dated January 31, 1992.

10n**             1987 Stock Option Plan.

10o**             1993 Stock Option Plan.











+10t Purchase Agreement by and between the Company and GaSonics Corporation, dated September 24, 1993.


- -----------------------------------

+ Certain information withheld and filed separately with the Commission pursuant to a request for confidential treatment.

** These exhibits relate to executive compensation plans and arrangements.

         (b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on June 5, 1996, reporting that on May 20, 1996, the Company announced that it would not proceed at that time with a redemption of its publicly traded redeemable warrants.






                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPLIED SCIENCE AND TECHNOLOGY, INC.


Date:    September                           By:    /s/  Richard S. Post
                                                 ------------------------------
                                                   Richard S. Post
                                                   President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Capacity                                Date
- ----                                      --------                                ----

/s/ Richard S. Post                       Chairman of the Board, Chief            September 27, 1996
- ------------------------                  Executive Officer and President
Richard S. Post                           (principal executive officer)


/s/ John M. Tarrh                         Chief Financial Officer, Senior         September 27, 1996
- ------------------------                  Vice President of Finance
John M. Tarrh                             (principal financial and accounting
                                          officer) and Director


/s/ Donald K. Smith                       Director                                September 27, 1996
- ------------------------
Donald K. Smith


/s/ John R. Bertucci                      Director                                September 27, 1996
- ------------------------
John R. Bertucci


/s/ Michel de Beaumont                    Director                                September 27, 1996
- ------------------------
Michel de Beaumont


/s/ Robert R. Anderson                    Director                                September 27, 1996
- ------------------------
Robert R. Anderson


/s/ Hans-Jochen Kahl                      Director                                September 27, 1996
- --------------------
Hans-Jochen Kahl


                      APPLIED SCIENCE AND TECHNOLOGY, INC.


                                    INDEX TO
                              FINANCIAL STATEMENTS

         TITLE                                                                         PAGE
         -----                                                                         ----


Independent Auditors' Report                                                             F-2


Consolidated Balance Sheets as of June 29, 1996 and July 1, 1995                         F-3


Consolidated Statements of Operations for the Years Ended
June 29, 1996, July 1, 1995 and July 2, 1994                                             F-4


Consolidated Statements of Stockholders' Equity for the Years
Ended June 29, 1996, July 1, 1995 and July 2, 1994                                       F-5


Consolidated Statements of Cash Flows for the Years Ended
June 29, 1996, July 1, 1995 and July 2, 1994                                             F-6


Notes to Consolidated Financial Statements                                               F-8




                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Applied Science and Technology, Inc.:


We have audited the accompanying consolidated balance sheets of Applied Science and Technology, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Science and Technology, Inc. and subsidiaries as of June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 1996, in conformity with generally accepted accounting principles.




                                                           KPMG Peat Marwick LLP



Boston, Massachusetts
July 30, 1996



                                 APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                              Consolidated Balance Sheets

                                                                                           June 29,          July 1,
                   Assets                                                                    1996             1995
                   ------                                                                    ----             ----
Current assets:
    Cash and cash equivalents                                                       $       5,182,294         2,303,645
    Short-term investments                                                                  1,990,962         9,253,545
    Trade receivables, net (notes 2 and 7)                                                  8,921,890         4,631,789
    Inventories (note 3)                                                                    8,734,401         4,179,644
    Prepaid expenses and other assets                                                         276,848           157,440
    Deferred income taxes (note 6)                                                            969,741           327,380
                                                                                       --------------    --------------
                Total current assets                                                       26,076,136        20,853,443
                                                                                       --------------    --------------

Property and equipment:
    Land                                                                                      473,000                -
    Building                                                                                1,606,947                -
    Equipment                                                                               7,068,802         4,146,421
    Furniture and fixtures                                                                    543,860           209,029
    Leasehold improvements                                                                  1,455,977           651,908
                                                                                       --------------    --------------
                                                                                           11,148,586         5,007,358
    Less accumulated depreciation and amortization                                         (3,458,407)       (2,096,325)
                                                                                       --------------    --------------
                Net property and equipment                                                  7,690,179         2,911,033
                                                                                       --------------    --------------

Other assets:
    Patents, net                                                                              141,525           101,017
    Other, net                                                                                262,224            51,664
    Long-term investments                                                                          -            973,110
    Notes receivable (note 2)                                                                 191,362           187,267
                                                                                       --------------    --------------
                Total other assets                                                            595,111         1,313,058
                                                                                       --------------    --------------

                                                                                    $      34,361,426        25,077,534
                                                                                       ==============    ==============
    Liabilities and Stockholders' Equity

Current liabilities:
    Current maturities of long-term debt (note 9)                                   $       1,624,641                -
    Accounts payable                                                                        2,564,149         1,687,383
    Accrued expenses                                                                          820,030           421,799
    Accrued compensation expense and related costs                                          1,428,759           615,027
    Accrued income taxes                                                                      173,179           228,835
    Commissions payable and customer advances                                                 248,836           129,343
                                                                                       --------------    --------------
                Total current liabilities                                                   6,859,594         3,082,387

Long-term debt, less current maturities (note 9)                                            6,169,517                -
Deferred income taxes (note 6)                                                                 36,507           101,383
                                                                                       --------------    --------------
                Total liabilities                                                          13,065,618         3,183,770
                                                                                       --------------    --------------

Commitments and contingencies (notes 4 and 8 )

Stockholders' equity (notes 5 and 10):
    Preferred stock                                                                                -                 -
    Common stock                                                                               44,484            43,637
    Additional paid-in capital                                                             26,690,108        21,279,929
    Retained earnings (accumulated deficit)                                                (5,205,458)        2,091,317
    Less: Treasury stock, at cost                                                                  -         (1,446,619)
          Notes receivable for common stock purchases                                        (233,326)          (74,500)
                                                                                       --------------    --------------
                Total stockholders' equity                                                 21,295,808        21,893,764
                                                                                       --------------    --------------

                                                                                    $      34,361,426        25,077,534
                                                                                       ==============    ==============
See accompanying notes to consolidated financial statements.


                                 APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Operations


                                                                                          Years ended
                                                                         -------------------------------------------
                                                                         June 29,           July 1,          July 2,
                                                                           1996              1995             1994
                                                                           ----              ----             ----
Product sales, net                                                $       36,175,388       17,157,756        11,485,420
Research contract revenue                                                    894,517        2,138,332         1,180,659
Other revenue                                                              2,065,691          708,765           691,392
                                                                      --------------   --------------    --------------
         Total revenue (note 7)                                           39,135,596       20,004,853        13,357,471
                                                                      --------------   --------------    --------------

Cost of sales and revenue:
    Product sales and other revenues                                      23,414,139       10,868,160         6,597,737
    Research contracts                                                       439,659          945,072           650,701
                                                                      --------------   --------------    --------------
         Total cost of sales and revenue                                  23,853,798       11,813,232         7,248,438
                                                                      --------------   --------------    --------------

         Gross profit                                                     15,281,798        8,191,621         6,109,033
                                                                      --------------   --------------    --------------

Operating expenses:
    Selling expenses                                                       3,297,664        1,991,459         1,569,039
    General and administrative expenses                                    3,807,327        2,561,221         1,747,956
    Research and development expenses, net (note 1)                        4,553,361        2,839,986         2,433,928
    Acquisition-related expenses                                           2,887,647               -                 -
    Write-off of goodwill (note 12)                                        6,813,562               -                 -
                                                                      --------------   --------------    -------------
         Total operating expenses                                         21,359,561        7,392,666         5,750,923
                                                                      --------------   --------------    --------------

         Earnings (loss) from operations                                  (6,077,763)         798,955           358,110
                                                                      --------------   --------------    --------------

Other expense (income):
    Interest expense                                                         323,510              960            15,626
    Interest income                                                         (659,066)        (744,751)         (345,050)
    Other expense                                                             13,568           13,998            12,493
                                                                      --------------   --------------    --------------
         Total other income                                                 (321,988)        (729,793)         (316,931)
                                                                      --------------   --------------    --------------

         Earnings (loss) before income taxes                              (5,755,775)       1,528,748           675,041

Income tax expense (note 6)                                                1,541,000          401,000           157,000
                                                                      --------------   --------------    --------------

         Net earnings (loss)                                      $       (7,296,775)       1,127,748           518,041
                                                                      ==============   ==============    ==============

Primary earnings (loss) per share                                 $           (1.74)              .29               .15
                                                                      =============    ==============    ==============

Fully diluted earnings (loss) per share                           $           (1.74)              .28               .15
                                                                      =============    ==============    ==============

Weighted average common shares outstanding used to
    calculate primary earnings (loss) per share                            4,204,764        3,906,800         3,433,800
                                                                      ==============   ==============    ==============

Weighted average common shares outstanding used to
    calculate fully diluted earnings (loss) per share                      4,204,764        3,992,100         3,433,800
                                                                      ==============   ==============    ==============

See accompanying notes to consolidated financial statements.


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

            Years ended June 29, 1996, July 1, 1995 and July 2, 1994



                                                     Preferred stock                Common stock                   Additional
                                             ----------------------------     --------------------------             paid-in
                                              Shares              Amount         Shares         Amount               capital
                                              ------              ------         ------         ------               -------

Balance at June 30, 1993                       651,690    $       4,509,152      1,993,302    $     19,933   $          778,442

     Conversion of preferred stock
        to common stock                       (651,690)          (4,509,152)       651,690           6,517            4,502,635

     Issuance of common stock,
        net of offering costs of
        $1,072,721                                  -                    -       1,700,050          17,001           15,903,138

     Exercise of stock options                      -                    -           9,125              91               40,172

     Net earnings                                   -                    -              -               -                    -
                                          ------------       --------------   ------------       ---------      ---------------

Balance at July 2, 1994                             -                    -       4,354,167          43,542           21,224,387

     Repurchase of common stock                     -                    -              -               -                    -

     Exercise of stock options                      -                    -           9,560              95               55,542

     Repayment of notes receivable                  -                    -              -               -                    -

     Net earnings                                   -                    -              -               -                    -
                                          ------------       --------------   ------------       ---------      ---------------

Balance at July 1, 1995                             -                    -       4,363,727          43,637           21,279,929

     Retirement of treasury stock                   -                    -        (506,973)         (5,069)          (1,441,550)

     Repayment of notes receivable                  -                    -              -               -                     -

     Issuance of notes receivable                   -                    -          18,000             180              236,570

     Exercise of stock options and
        warrants                                    -                    -         233,587           2,336            1,996,397

     Tax benefit of stock options
        exercised                                   -                    -              -               -               284,101

     Stock issued in connection with
        acquisitions (note 10)                      -                    -         340,034           3,400            4,334,661

     Net loss                                       -                    -              -               -                    -
                                          ------------       --------------   ------------       ---------      ---------------

Balance at June 29, 1996                            -     $              -       4,448,375    $     44,484   $       26,690,108
                                          ============       ==============   ============       =========      ===============

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Continued)

            Years ended June 29, 1996, July 1, 1995 and July 2, 1994



                                              Retained                                       Notes receivable
                                              earnings             Treasury stock               for common              Total
                                            (accumulated     ---------------------------           stock            stockholders'
                                              deficit)        Shares             Amount          purchases             equity
                                              --------        ------             ------          ---------             ------
Balance at June 30, 1993                $        445,528        286,435   $        (33,255)    $       (87,000)      $    5,632,800

     Conversion of preferred stock
        to common stock                               -              -                  -                   -                    -

     Issuance of common stock,
        net of offering costs of
        $1,072,721                                    -              -                  -                   -            15,920,139

     Exercise of stock options                        -              -                  -               (7,500)              32,763

     Net earnings                                518,041             -                  -                   -               518,041
                                           -------------    -----------      -------------        ------------       --------------

Balance at July 2, 1994                          963,569        286,435            (33,255)            (94,500)          22,103,743

     Repurchase of common stock                       -         220,538         (1,413,364)                 -            (1,413,364)

     Exercise of stock options                        -              -                  -                   -                55,637

     Repayment of notes receivable                    -              -                  -               20,000               20,000

     Net earnings                              1,127,748             -                  -                   -             1,127,748
                                           -------------    -----------      -------------        ------------       --------------

Balance at July 1, 1995                        2,091,317        506,973         (1,446,619)            (74,500)          21,893,764

     Retirement of treasury stock                     -        (506,973)         1,446,619                  -                    -

     Repayment of notes receivable                    -              -                  -               77,924               77,924

     Issuance of notes receivable                     -              -                  -             (236,750)                  -

     Exercise of stock options and
        warrants                                      -              -                  -                   -             1,998,733

     Tax benefit of stock options
        exercised                                     -              -                  -                   -               284,101

     Stock issued in connection with
        acquisitions (note 10)                        -              -                  -                   -             4,338,061

     Net loss                                 (7,296,775)            -                  -                   -            (7,296,775)
                                           --------------   -----------      -------------        ------------       --------------

Balance at June 29, 1996                $     (5,205,458)            -    $             -      $      (233,326)  $       21,295,808
                                           =============    ===========      =============        ============       ==============

See accompanying notes to consolidated financial statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                              Years ended
                                                                               ---------------------------------------
                                                                               June 29,         July 1,        July 2,
                                                                                 1996            1995           1994
                                                                                 ----            ----           ----
Cash flows from operating activities:
    Net earnings (loss)                                                     $ (7,296,775)      1,127,748        518,041
    Adjustments to reconcile net earnings (loss) to net cash provided by
       (used for) operating activities:
          Depreciation                                                         1,335,634         715,542        558,032
          Amortization and goodwill write-off                                  7,129,418          87,076         45,378
          Acquisition-related expenses                                         2,203,000              -              -
          Deferred income taxes                                                 (143,000)        (68,438)       (91,999)
          Gain on sale of property and equipment                                      -          (12,625)            -
          Changes in assets and liabilities:
              Trade receivables                                               (1,112,739)     (1,394,413)    (1,099,599)
              Inventories                                                     (1,117,125)       (401,073)    (1,545,215)
              Prepaid expenses and other assets                                  474,325          (4,136)       (41,829)
              Notes receivable                                                   154,524        (187,267)            -
              Accounts payable                                                   (76,810)        302,944        630,835
              Accrued expenses                                                (1,060,162)        358,759        333,554
              Accrued income taxes                                               228,445              -           3,240
                                                                            ------------   -------------   ------------
                      Net cash provided by (used for) operating activities       718,735         524,117       (689,562)
                                                                            ------------   -------------   ------------

Cash flows from investing activities:
    Acquisitions of subsidiaries, less cash acquired                         (12,318,331)             -              -
    Purchases of investments                                                  (3,006,211)    (14,230,097)      (754,778)
    Sales of investments                                                      11,241,904       4,758,220             -
    Additions to property and equipment                                       (2,812,968)     (1,434,125)    (1,458,426)
    Patents                                                                      (81,974)        (49,412)       (44,691)
    Proceeds from sale of property and equipment                                      -          106,000             -
    Investment in other assets                                                  (250,000)             -              -
                                                                            -------------  -------------   -----------
                      Net cash used for investing activities                  (7,227,580)    (10,849,414)    (2,257,895)
                                                                            -------------  -------------   ------------

Cash flows from financing activities:
    Proceeds from notes payable                                                8,000,000              -              -
    Repayments of notes payable                                                 (689,163)             -        (429,017)
    Repayment of notes receivable for common stock purchases                      77,924          20,000             -
    Net proceeds from issuance of common stock                                 1,998,733          55,637     15,952,902
    Repurchase of treasury stock                                                      -       (1,413,364)            -
                                                                            ------------   -------------   -----------
                      Net cash provided by (used for) financing activities     9,387,494      (1,337,727)    15,523,885
                                                                            ------------   -------------   ------------

Net increase (decrease) in cash and cash equivalents                           2,878,649     (11,663,024)    12,576,428

Cash and cash equivalents at beginning of year                                 2,303,645      13,966,669      1,390,241
                                                                            ------------   -------------   ------------

Cash and cash equivalents at end of year                                 $     5,182,294       2,303,645     13,966,669
                                                                            ============   =============   ============

Supplemental  disclosures  of cash flow  information:
    Cash paid during the year for:
       Interest                                                          $       276,347             960         16,898
                                                                            ============   =============   ============
       Income taxes                                                      $     1,470,555         425,154         64,044
                                                                            ============   =============   ============
                                                                                                            (Continued)

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Continued)


                                                                                             Years ended
                                                                                 --------------------------------------
                                                                                 June 29,        July 1,        July 2,
                                                                                   1996           1995           1994
                                                                                   ----           ----           ----
Acquisitions:
    Assets acquired                                                        $    12,145,829              -            -
    In process research and development                                          2,203,000              -            -
    Goodwill and other intangible assets                                         7,048,512              -            -
    Liabilities assumed                                                         (4,459,280)             -            -
    Common stock issued                                                         (4,338,061)             -            -
                                                                              ------------    ------------   ---------
       Cash paid                                                                12,600,000              -            -
    Less cash acquired                                                            (281,669)             -            -
                                                                              ------------    ------------   ---------

       Net cash paid for acquisitions                                      $    12,318,331              -            -
                                                                              ============    ============   =========


See accompanying notes to consolidated financial statements.


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 29, 1996 and July 1, 1995


(1)   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Nature of Business
      Applied  Science  and  Technology,   Inc.  (the  "Company")  develops  and
          manufactures equipment for plasma processing of materials and for medical applications. The Company commenced operations in January 1987.

      (b) Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Applied Science and Technology ("ASTeX"), GmbH, ASTeX/Gerling Laboratories, Inc., ETO, Inc. ("ETO"), and Newton Engineering Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c) Revenue Recognition
      The Company recognizes revenue on product sales and other sales when the related products are shipped or the related services are rendered. The Company periodically enters into research contracts which generally provide for nonrefundable payments. Research contract revenue is recognized based on the proportion of costs incurred to total estimated costs using the percentage of completion method. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized.

      (d) Cash Equivalents
      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      (e) Investments
      Cash equivalents,  short-term   and  long-term   investments   consist  of
          corporate bonds and notes, government agency bonds, and money market funds. The Company uses an investment firm to manage its investment portfolio. All investments mature within a two-year period.

      The Company  adopted the  provisions of Statement of Financial  Accounting
          Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at July 1, 1995. Adoption of this Statement had no impact on the Company's financial position or results of operations. Under Statement 115, the Company classifies its securities as held-to-maturity. Held-to-maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, which approximates market value.

      During  1996,  the  Company  sold  held-to-maturity   securities  with  an
          amortized cost of $3,012,500 prior to their maturity dates. The sale of these securities prior to their maturities was due to unanticipated cash requirements resulting from the acquisition of ETO (see note 10).

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      Dividend and interest income is recognized in the period earned. Realized gains and losses for held-to-maturity securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

      (f) Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

      (g) Property and Equipment
      Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. The estimated useful lives of the assets are as follows:

               Building                                     25 to 31-1/2 years
               Equipment, furniture and fixtures            3-1/2 to 7 years
               Leasehold improvements                       Remaining lease term

      (h) Patents
      Patent costs are amortized over their estimated useful life of five years.

      (i) Goodwill and Other Intangible Assets
      Goodwill is amortized over a period of 15 years.  The Company  continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill and other intangible assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the company estimates the undiscounted cash flow of the business segment, net of tax, over the remaining life of the asset in determining whether the asset is recoverable. Charges for impairment of goodwill and other intangibles would be recorded to the extent unamortized book value exceeds the related future discounted cash flow, net of tax. The discount factor to be used would be the long-term debt rate currently obtainable by the Company. During fiscal 1996, $6,813,562 of goodwill was written off (see note 12).

      (j) Research and Development Costs
      All research and development costs are expensed as incurred. Research and development expenses attributable to research contracts are included in costs of sales and revenue.

      The Company also receives funding for certain research and development costs which is used to offset its research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:

                                                                                           Years ended
                                                                          -------------------------------------------
                                                                          June 29,           July 1,          July 2,
                                                                            1996              1995             1994
                                                                            ----              ----             ----

         Research and development costs                              $     5,939,255        3,150,284         2,433,928
         Less funding                                                      1,385,894          310,298                -
                                                                        ------------     ------------      -----------

                Net research and development costs                   $     4,553,361        2,839,986         2,433,928
                                                                        ============     ============      ============

                                                                                                            (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (k) Income Taxes
      The Company's income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (l) Earnings (Loss) Per Share
      Net earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each period, after giving effect to stock options, warrants and unconverted preferred shares considered to be dilutive common stock equivalents. These items are not included when their effect is anti-dilutive.

      (m) Use of Estimates
      Management of the Company has made a number of estimates  and  assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      The significant  estimates  included   in   the   consolidated   financial
          statements relate to the determination of impairment of goodwill and reserves for excess inventories. Management has determined the impairment of goodwill based upon the expected future cash flows of ETO and the terminal value of ETO at the end of the remaining useful life of the goodwill. Management has estimated expected future cash flows of ETO through the use of sales projections and estimated operating and capital expenditures over the remaining useful life of the goodwill. Management establishes its reserves for excess inventories based upon expected future usage and sales of inventories in the normal course of business as adjusted for anticipated changes in market demand. Certain of the Company's inventories are product specific and may not be readily salable in the open market. The possible loss of sales to certain customers could result in the need for further adjustment to the carrying value of the Company's inventories.

      (n) Fair Value of Financial Instruments
      Statement of Financial Accounting Standards No. 107, Disclosure about Fair
          Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

      The carrying amounts of cash and cash equivalents, trade receivables, prepaid and other assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.

      The carrying amounts of short- and long-term investments approximate fair value based on quoted market prices.

      The carrying   amounts  of  the  notes   receivable   and  long-term  debt
          approximate fair value as the rates of interest on these instruments approximate current market rates of interest for similar instruments with comparable maturities.

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (o) Reclassifications
      Certain 1995 accounts have been reclassified to conform to the 1996 presentation.

 (2) TRADE RECEIVABLES

      Trade receivables consist of the following:

                                                               June 29,          July 1,
                                                                 1996             1995
                                                                 ----             ----

         Trade receivables                               $     9,115,345         4,642,887
         Note receivable, current portion                        158,754           139,499
         Allowance for doubtful accounts                        (352,209)         (150,597)
                                                            -------------     ------------

                                                         $     8,921,890         4,631,789
                                                            ============      ============

      The Company has a trade note receivable due in monthly installments through 1997. The long-term portion of the note totaling $28,513 and $187,267 at June 29, 1996 and July 1, 1995 is included in other assets. The Company has an additional note receivable that was acquired in the acquisition of ETO on December 30, 1995. The note is due in monthly installments through 2002. The long-term portion of the note totaling $162,849 is included in other assets.

(3)   INVENTORIES

      Inventories consist of the following:

                                                              June 29,          July 1,
                                                                1996             1995
                                                                ----             ----
         Raw materials                                   $     5,630,926         2,561,120
         Work in process                                       2,249,579           961,183
         Finished goods                                          853,896           657,341
                                                            ------------      ------------

                                                         $     8,734,401         4,179,644
                                                            ============      ============

(4)   LEASES

      The Company leases office, research and manufacturing facilities under operating leases which expire through June, 2000. Future minimum lease payments under operating leases are as follows:

                      Year ending June:
                           1997                                                       $       568,052
                           1998                                                               575,305
                           1999                                                               569,465
                           2000                                                               547,141
                                                                                         ------------

                                                                                      $     2,259,963
                                                                                         ============

     Rent expense  totaled  $548,259,  $356,207 and $321,219 for the years ended
          June  29,  1996,  July  1,  1995  and  July  2,  1994,   respectively.

                                                                     (Continued)



              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)   STOCKHOLDERS' EQUITY

      Capital stock consists of the following at June 29, 1996 and July 1, 1995:

                                                                                             Number of shares
                                                                                          issued and outstanding
                                                                                          ----------------------
                                                                    Authorized       June 29, 1996       July 1, 1995
                                                                    ----------       -------------       ------------
         Preferred stock:
              Preferred stock, $.01 par value                          1,000,000               -                   -
                                                                  --------------     ------------        -----------
                    Total preferred stock                              1,000,000               -                   -
                                                                  --------------     ------------        -----------

         Common stock:
              Common stock, $.01 par value                            10,000,000        4,448,375           4,363,727
              Less:  treasury stock                                           -                -              506,973
                                                                  --------------     ------------        ------------
                    Total common stock                                10,000,000        4,448,375           3,856,754
                                                                  --------------     ------------        ------------

                    Total capital stock                               11,000,000        4,448,375           3,856,754
                                                                  ==============     ============        ============

      The holders of common stock are entitled to one vote for each share of record held on each matter submitted to a vote of stockholders. There is no cumulative voting for election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefor, and, upon the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preference on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is validly issued and nonassessable.

      The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions.

      The future issuance of preferred stock could reduce the rights, including voting rights, of the holders of common stock, and, therefore, reduce the value of the common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by existing management.

      In November 1993, the Company completed an initial public offering (IPO), whereby the Company issued 1,700,050 shares of common stock at $10.75 per share and 1,955,000 redeemable warrants at $.10 per warrant. Two redeemable warrants entitle the holder to purchase one share of common stock at $15.05 through November 9, 1998, subject to adjustment in accordance with anti-dilution provisions. The redeemable warrants are subject to redemption at $.10 per warrant on 30 days' prior notice, provided that the average closing price of the Company's common stock equals or exceeds $19.35 for 20 consecutive trading days through November 9, 1998.

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The Company also issued to the underwriter of the IPO, for nominal consideration, warrants to purchase 170,000 shares of common stock and 170,000 redeemable warrants (the "Representative's warrants"). The Representative's warrants are initially exercisable at $15.59 per share of common stock and $.145 per redeemable warrant for a period of four years commencing November 10, 1993.

      In connection with the issuance of preferred stock in 1992, the Company issued warrants to purchase 193,363 shares of common stock. The warrants are exercisable at $9.60 per share and expire in November 1996. The warrants are redeemable by the Company provided the Company's average stock closing price exceeds $12.00 per share for 20 consecutive days. During fiscal 1996, 159,237 warrants were exercised.

      The Company adopted the 1993 Stock Option Plan in fiscal 1994 and reserved
          250,000 shares of common stock for issuance under the Plan. In fiscal 1995, the Company adopted the 1994 Formula Stock Option Plan to award non-employee directors of the Company stock options and has reserved 100,000 shares for issuance under this plan. During fiscal 1996, the Company reserved an additional 495,000 shares for the 1993 Stock Option Plan. The Plan is administered by the Company's board of directors which has the authority to determine the recipients, number of shares, and the related terms and provisions of the options which may be granted. A summary of stock option activity is as follows:

                                                                                     Employee stock options
                                                                         --------------------------------------------
                                                                          Option                             Option
                                                                          shares          Options             price
                                                                         available      outstanding         per share
                                                                         ---------      -----------         ---------

         Balance at June 30, 1993                                            177,630      104,875   $    2.00  -   8.000
              Adoption of plan                                               250,000           -                   -
              Options granted                                                (88,205)      88,205        9.00  -  10.750
              Options exercised                                                   -        (9,125)       2.00  -   9.000
              Options expired                                                  2,350       (2,350)       5.00  -   9.000
              Options canceled                                               (98,275)          -                  -
                                                                        ------------   ----------       -----------
         Balance at July 2, 1994                                             243,500      181,605        5.00  -  10.750
              Adoption of plan                                               100,000           -                   -
              Options granted                                                (52,150)      52,150        5.75  -  11.125
              Options exercised                                                   -        (9,560)       5.00  -   9.000
              Options expired                                                 29,165      (29,165)       5.00  -   9.000
                                                                        ------------   ----------       ----------------
         Balance at July 1, 1995                                             320,515      195,030        5.00  -  11.125
              Options added                                                  495,000           -                   -
              Options granted                                               (364,050)     364,050       11.125 -  20.000
              Options exercised                                                   -       (74,350)       5.00  -  11.125
              Options expired                                                  7,350       (7,350)       5.00  -  12.625
                                                                        ------------   ----------       ----------------
         Balance at June 29, 1996                                            458,815      477,380   $    5.00  -  20.000
                                                                        ============   ==========       ================

      At June 29, 1996, 139,803 options were exercisable at $5.00 - $11.125 per share.

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      In March 1993, the Company issued 21,750 shares of common stock in exchange for notes receivable from employees totaling $87,000. In 1996 and 1995, respectively, $67,000 and $20,000 of these notes were repaid.

      In October 1993, the Company issued 3,750 shares of common stock in exchange for a note receivable from an employee of $7,500. The note and related interest are to be repaid upon the earlier of (a) October 31, 1997 or (b) one month from the date of termination of employment with the Company. Interest accrues at 6% per year.

      In July 1995, the Company issued 9,000 shares of common stock in exchange for notes receivable from employees of $101,250. The notes and related interest are to be repaid upon the earlier of (a) July 2, 2000 or (b) one month from the date of termination of employment with the Company. Interest accrues at 6.28% per year. In 1996, $10,924 of these notes were repaid.

      In August 1995, the Company issued 5,000 shares of common stock in exchange for a note receivable from an employee of $77,500. The note and related interest are to be repaid upon the earlier of (a) August 14, 2000 or (b) one month from the date of termination of employment with the Company. Interest accrues at 6.28% per year.

      In October 1995, the Company issued 4,000 shares of common stock in exchange for notes receivable from employees of $58,000. The notes and related interest are to be repaid upon the earlier of (a) October 9, 2000 or (b) one month from the date of termination of employment with the Company. Interest accrues at 6.28% per year.

(6)   INCOME TAXES

      Income tax expense (benefit) consists of the following:

                                                                                              Years ended
                                                                                ------------------------------------
                                                                                June 29,        July 1,       July 2,
                                                                                  1996           1995          1994
                                                                                  ----           ----          ----
         Current:
              Federal                                                     $      1,500,000        369,000       227,000
              State                                                                184,000        100,000        22,000
                                                                             -------------     ----------    ----------
                    Total current                                                1,684,000        469,000       249,000
                                                                             -------------     ----------    ----------

         Deferred:
              Federal                                                             (123,000)       (52,000)      (95,000)
              State                                                                (20,000)       (16,000)        3,000
                                                                             -------------     ----------    ----------
                    Total deferred                                                (143,000)       (68,000)      (92,000)
                                                                             -------------     ----------    ----------

                                                                          $      1,541,000        401,000       157,000
                                                                             =============     ==========    ==========

                                                                                                             (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The actual tax expense differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:

                                                                                              Years ended
                                                                              -----------------------------------------
                                                                              June 29,          July 1,         July 2,
                                                                                1996             1995            1994
                                                                                ----             ----            ----

         Computed "expected" tax expense (benefit)                      $     (1,956,964)        519,774        229,514
         Increase (reduction) in income taxes resulting from:
              State taxes, net of federal benefit                                108,783          66,197        (10,655)
              Goodwill amortization and write-off                              2,396,649              -              -
              Acquisition related expenses                                       981,800              -              -
              Research and experimentation tax credit                           (133,000)       (111,852)       (71,159)
              Recognition of tax credits                                              -               -        (294,826)
              Valuation reserve movement                                              -          (83,936)       285,900
              Other                                                              143,732          10,817         18,226
                                                                           -------------     -----------    -----------

                                                                        $      1,541,000         401,000        157,000
                                                                           =============     ===========    ===========

      Total income tax expense was allocated as follows:

                                                                                              Years ended
                                                                              -----------------------------------------
                                                                              June 29,          July 1,         July 2,
                                                                                1996             1995            1994
                                                                                ----             ----            ----

         Income from operations                                         $      1,541,000         401,000        157,000

         Stockholders' equity, for compensation expense
              for tax purposes in excess of amounts
              recognized for financial statement
              purposes.                                                         (284,101)           -             -
                                                                           -------------     -----------    -----------
                                                                        $      1,256,899         401,000        157,000
                                                                           =============     ===========    ===========


                                                                                                             (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                               June 29,         July 1,
                                                                                                 1996            1995
                                                                                                 ----            ----
         Deferred tax assets:
              Net operating loss carryforwards                                          $        772,407             -
              Research and experimentation tax credit carryforwards                                   -         165,658
              Accrued liabilities                                                                359,906        157,476
              Inventory reserves                                                                 454,755        137,855
              Accounts receivable, principally due to allowance for
                 doubtful accounts                                                               155,080         73,356
                                                                                           -------------    -----------
                       Total deferred tax assets                                               1,742,148        534,345

                 Less:  valuation allowance                                                           -        (201,964)
                                                                                           -------------    -----------

                       Net deferred tax assets                                          $      1,742,148        332,381
                                                                                           =============    ===========

         Deferred tax liabilities:
              Property and equipment, principally due to differences
                 in depreciation methods                                                $        808,914        106,384
                                                                                           =============    ===========

      The net change in the total  valuation  allowance  for the year ended June
          29,  1996  was  $201,964.   The  valuation  allowance  is  principally
          attributable to state loss carryforwards.

      At June 29,1996, the Company has net operating loss carryforwards for federal income tax purposes of $2,271,784 which are available to offset future taxable income through 2010. Utilization of the net operating loss carryforwards is subject to an annual limitation of $1,002,000 under Section 382 of the Internal Revenue Code.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(7)   SALES AND REVENUE

      Total revenue  consists of product sales and other revenue.  Other revenue includes funded contracts for research and development, revenues from service and repair activities and consulting. Sales and revenue to government agencies for the years ended June 29, 1996, July 1, 1995 and July 2, 1994 were $662,471, $1,249,498 and $1,058,174, respectively. At June 29, 1996, July 1, 1995 accounts receivable from these customers totaled $516,698 and $550,596, respectively.

      One commercial customer accounted for 45%, 41% and 25% of total revenue for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively. At June 29, 1996, and July 1, 1995, accounts receivable from this customer was $2,726,198 and $1,687,459, respectively.

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Sales to customers in foreign countries for the years ended June 29, 1996, July 1, 1995 and July 2, 1994 were $7,328,015, $3,028,541 and
          $1,919,027, respectively. At June 29, 1996, and July 1, 1995, accounts receivable from these customers totaled $1,776,569 and $608,145, respectively.

(8)   COMMITMENTS

      The Company may borrow from a bank up to $2,000,000 under an unsecured demand line of credit with interest at 8.25% at June 29, 1996. There were no outstanding borrowings at June 29, 1996 and July 1, 1995. The line of credit is subject to review by the bank in November, 1996.

(9)   LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                               June 29,       July 1,
                                                                                                 1996          1995
                                                                                                 ----          ----
         Unsecured note  payable to bank with  interest at the bank's prime rate
              (8.25% at June 29, 1996) payable in monthly principal
              installments of $67,797, plus interest, due December 31, 2000              $       3,661,017          -

         Unsecured note  payable  to bank with  interest  at 7.19%,  payable  in monthly  principal  installments  of $67,797,  plus interest,  due
              December  31, 2000.  This note is subject to a prepayment  penalty equal to the lender's lost net interest income resulting
              from any prepayment as defined in the loan agreement                               3,661,017          -

         Note payable  to  bank,  payable  in  monthly  installments  of  $5,415 including interest,  with any remaining balance due in July, 1999.
              The  interest  rate is adjusted  annually to the bank's prime rate with a maximum change of 1% annually (8.75% at June 29,
              1996).  The note is secured by the land and building.                                472,124          -
                                                                                             -------------   --------
                                                                                                 7,794,158          -

         Less current maturities                                                                 1,624,641          -
                                                                                             -------------   --------

                       Long-term debt, excluding current maturities                      $       6,169,517          -
                                                                                             =============   ========

      The aggregate maturities of long-term debt are as follows:

              Year ending June 30:
                  1997                                                                   $       1,624,641
                  1998                                                                           1,681,143
                  1999                                                                           1,656,463
                  2000                                                                           2,018,389
                  2001                                                                             813,522
                                                                                             -------------

                                                                                         $       7,794,158
                                                                                             =============

      No security pledges of assets can be granted nor dividends paid without the approval of the bank that issued the unsecured notes payable.

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      Certain financial covenants must be tested quarterly in connection with the unsecured notes payable. The Company is in compliance with all covenants at June 29, 1996.

(10)    ACQUISITIONS

      On November 21, 1995, the Company completed its acquisition of Newton Engineering Service, Inc. ("NES") and acquired all of the outstanding shares of NES. In connection with the acquisition, the Company issued 11,372 shares of common stock valued at $188,703 to the former shareholders of NES.

      As of January 2, 1996 the Company completed its acquisition of Ehrhorn Technological Operations, Inc., a manufacturer of radio frequency (RF) generators used in semiconductor, medical imaging, medical sterilization and amateur ratio communications applications. At the acquisition date, Ehrhorn Technological Operations, Inc.'s name was changed to ETO, Inc.

      The Company acquired all of the stock of ETO for a total purchase price of $16,749,358. The purchase price included $12,600,000 in cash, of which $4,600,000 was provided from the Company's current cash reserves while the remaining $8,000,000 was provided from two unsecured notes from a bank (see note 9), and 328,662 shares of common stock valued at $4,149,358 issued to the former shareholders of ETO. Costs associated with acquired in-process research and development were charged to expense.

      Both acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired and the liabilities assumed based on their fair values at the acquisition dates. The consideration paid and the fair value of the assets acquired and the liabilities assumed at the acquisition dates are summarized as follows:

        Consideration paid:
            Cash                                            $      12,600,000
            Common stock (340,034 shares)                           4,338,061
                                                               --------------

                       Total consideration paid             $      16,938,061
                                                               ==============

        Allocation of purchase price:
            Accounts receivable                             $       3,171,403
            Inventories                                             3,437,633
            Property, plant, equipment and other assets             5,536,793
            Liabilities assumed                                    (4,459,280)
            In process research and development                     2,203,000
            Goodwill                                                7,048,512
                                                                -------------

                       Total purchase price                 $      16,938,061
                                                               ==============

      The following unaudited pro forma results of operations give effect to the acquisitions as if the transactions had occurred at the beginning of fiscal 1995. Such pro forma information reflects certain adjustments including amortization of goodwill, interest expense, interest income, income tax effect and an increase in the number of weighted average shares outstanding. This pro forma does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place at the beginning of fiscal 1995 and is not necessarily indicative of results that may be obtained in the future.


                                                                     (Continued)

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                                   (Unaudited)
                                                                                      ---------------------------------
                                                                                            Year              Year
                                                                                            ended             ended
                                                                                          June 29,           July 1,
                                                                                            1996              1995
         Pro forma total revenue                                                   $      47,217,628         31,878,730
                                                                                      ==============     ==============

         Pro forma net earnings                                                    $       2,621,527            897,888
                                                                                      ==============     ==============

         Pro forma net primary earnings per share                                  $            0.58               0.21
                                                                                      ==============     ==============

         Pro forma weighted average common shares outstanding                              4,527,197          4,320,762
                                                                                      ==============     ==============

 (11) NONCASH FINANCING ACTIVITIES

      During the years ended June 29, 1996, and July 2, 1994, the Company issued
          18,000 and 3,750 shares of common stock in exchange for notes receivable from employees totaling $236,750 and $7,500, respectively.

      During the year ended June 29, 1996, the Company issued 340,034 shares of common stock valued at $4,338,061 in connection with the acquisitions of ETO and NES.

      In connection with the exercise of stock options, a tax benefit of $284,101 was recorded additional paid-in capital for the year ended June 29, 1996.


 (12) GOODWILL WRITE-OFF

      In connection with its acquisition of ETO, the Company recorded as goodwill $7,048,512 which represented the excess of the purchase price over the fair value of ETO's net assets acquired and in process research and development. The goodwill was to be amortized over 15 years. Since the time of the acquisition there has been a precipitous decline in sales to one of ETO's major customers. In management's judgment, this decline in revenues is a permanent impairment of ETO's prospects. Based on this significant change, which occurred during the Company's fourth quarter, management made a reassessment of its remaining goodwill and recorded an impairment of goodwill in the amount of $6,813,562, which represented the goodwill balance at the reassessment date.

      In determining the impairment, management estimated ETO's cash flows over 14-1/2 years which represented the remaining business life cycle of ETO's existing technology. The cash flow analysis included an estimate of ETO's terminal value at the end of this period. The operating cash flow projections were based on ETO's estimated after-tax operating results less estimated capital expenditures. The undiscounted cash flows were assumed to be realized in installments over the 14-1/2 years. Because the undiscounted cash flow was less than the Company's carrying value of ETO, a charge for impairment of goodwill was recorded to the extent unamortized book value exceeded the related discounted cash flow. The cash flow was discounted using a weighted average borrowing cost of 7.7% which is comparable to rates available as of the reassessment date.

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13) RETIREMENT PLANS

      The Company sponsors two defined contribution 401(k) retirement plans (the
          "Plans") covering substantially all employees of the Company. The Company contributes 20% of employee voluntary contributions up to 5% of eligible wages for the Plan covering employees of ASTeX, ASTeX/Gerling Laboratories, and Newton Engineering Services, Inc. The Company contributes 50% of employee voluntary contributions up to 6% of eligible wages for the Plan covering employees of ETO. The Company intends to merge both plans in 1997 and contribute 50% of employee voluntary contributions up to 6% of eligible wages under the merged plan. Total expense under the Plans amounted to $72,547, $42,673 and $6,342 for the years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  (In thousands except per share data)
                                                                                                               Net
                                                                                Earnings          Net        Earnings
                                                   Total           Gross       (Loss) From      Earnings      (Loss)
                                                   Revenue        Profit       Operations        (Loss)      Per Share
                                                   -------        ------       ----------        ------      ---------
1996
- ----
First Quarter                                   $      5,639        2,050            232              299       0.07
Second Quarter                                         6,859        2,817         (2,358)          (2,394)     (0.57)
Third Quarter                                         12,681        4,847          1,183              725       0.16
Fourth Quarter                                        13,956        5,568         (5,135)          (5,927)     (1.34)

Year ended June 29                                    39,135       15,282         (6,078)          (7,297)     (1.74)

1995
- ----
First Quarter                                   $      3,419        1,475             39              127       0.03
Second Quarter                                         4,842        2,179            253              274       0.07
Third Quarter                                          5,236        2,206            331              343       0.09
Fourth Quarter                                         6,508        2,332            176              384       0.10

Year ended July 1                                     20,005        8,192            799            1,128       0.29

