Form 10-Q
period 1996-09-28
APPLIED SCIENCE & TECHNOLOGY INC
filed 1996-11-08
CIK 912842

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                                                       FORM 10-Q

         (Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 1996

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

         COMMISSION FILE NUMBER 0-22646


                      APPLIED SCIENCE AND TECHNOLOGY, INC.
                         (Name of Issuer in its Charter)


             DELAWARE                                     04-2962110
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                   Identification Number)

  35 CABOT ROAD, WOBURN, MASSACHUSETTS                    01801-1053
(Address of Principal Executive Offices)                  (Zip Code)


                                 (617) 933-5560
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes__X__    No_____

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

   COMMON STOCK, $0.01 PAR VALUE                         4,448,725
   -----------------------------           ----------------------------------
              Class                        Outstanding as of November 5, 1996


================================================================================



              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

     Item 1.           Financial Statements

                       Consolidated Statements of Operations-
                         Three Months Ended September 28,1996
                         and Three Months Ended September 30, 1995          2

                       Consolidated Balance Sheets-
                         September 28, 1996 and June 29, 1996               3

                       Consolidated Statements of Cash Flows-
                         Three Months Ended September 28, 1996
                         and Three Months Ended September 30, 1995          4

                       Notes to Consolidated Financial Statements           5



     Item 2.           Management's Discussion and Analysis of
                         Results of Operations and Financial Condition      8


PART II.  OTHER INFORMATION

         Item 1-5      None

         Item 6.       Exhibits and Reports on Form 8-K                     13


SIGNATURES                                                                  14



              APPLIED SCIENCE AND TECHNOLOGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended
                                                         ----------------------------------
                                                           September 28,     September 30,
                                                              1996               1995
                                                         ---------------    ---------------
                                                          (unaudited)        (unaudited)


Product sales, net                                     $      8,822,457   $      5,087,837
Research contract revenue                                       259,916            207,621
Other revenue                                                   777,967            343,957
                                                         ---------------    ---------------
           Total revenue                                      9,860,340          5,639,415
                                                         ---------------    ---------------

Cost of sales and revenue:
      Product sales and other revenue                         5,927,383          3,449,655
      Research contracts                                        119,543             66,412
                                                         ---------------    ---------------
           Total cost of sales and revenue                    6,046,926          3,516,067
                                                         ---------------    ---------------

           Gross profit                                       3,813,414          2,123,348

Operating expenses:
      Research and development expenses (note 5)              1,669,430            736,032
      Selling expenses                                          765,963            532,990
      General and administrative expenses                       842,325            622,034
                                                         ---------------    ---------------
           Total operating expenses                           3,277,718          1,891,056
                                                         ---------------    ---------------

           Earnings from operations                             535,696            232,292

Other expense (income):
      Interest expense                                          152,200               -
      Interest income                                          (115,217)          (200,837)
      Other expense                                               3,797              4,609
                                                         ---------------    ---------------
           Total other (income) expense                          40,780           (196,228)
                                                         ---------------    ---------------

           Earnings before income taxes                         494,916            428,520

Income tax expense                                              183,000            130,000
                                                         ---------------    ---------------

           Net earnings                                $        311,916   $        298,520
                                                         ===============    ===============

Pimary net earnings per share                          $           0.07   $           0.07
                                                         ===============    ===============
Fully diluted net earnings per share                   $           0.07   $           0.07
                                                         ===============    ===============

Weighted average common shares outstanding used
      to calculate primary earnings per share                 4,489,287          4,071,174
                                                         ===============    ===============

Weighted average common shares outstanding used
      to calculate fully diluted earnings per share           4,489,287          4,072,411
                                                         ===============    ===============



          See accompanying notes to consolidated financial statements.



              APPLIED SCIENCE AND TECHNOLOGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

       Assets                                                               September 28,      June 29,
                                                                             1996                1996
                                                                         --------------      --------------
                                                                          (unaudited)

Current assets:
       Cash and cash equivalents                                       $     4,393,647     $     5,182,294
       Short-term marketable investments                                       996,259           1,990,962
       Accounts receivable, trade, net (note 3)                              7,545,287           8,921,890
       Inventories (note 4)                                                  9,234,939           8,734,401
       Prepaid expenses and other assets                                       337,152             276,848
       Deferred income taxes                                                   969,741             969,741
                                                                         --------------      --------------
                           Total current assets                             23,477,025          26,076,136
                                                                         --------------      --------------

Property, plant and equipment:
       Land                                                                    473,000             473,000
       Building and improvements                                             1,619,007           1,606,947
       Equipment                                                             7,034,500           7,068,802
       Furniture and fixtures                                                  536,639             543,860
       Leasehold improvements                                                1,458,390           1,455,977
                                                                         --------------      --------------
                                                                            11,121,536          11,148,586
       Less accumulated depreciation and amortization                       (3,828,531)         (3,458,407)
                                                                         --------------      --------------
                           Net property, plant and equipment                 7,293,005           7,690,179
                                                                         --------------      --------------

Other assets:
       Patents, net                                                            161,878             141,525
       Other                                                                   258,459             262,224
       Long-term investments                                                 1,300,271             -
       Notes receivable                                                        161,283             191,362
                                                                         --------------      --------------
                           Total other assets                                1,881,891             595,111
                                                                         --------------      --------------
                                                                       $    32,651,921     $    34,361,426
                                                                         ==============      ==============
       Liabilities and Stockholders' Equity

Current liabilities:
       Current maturities of long term debt (note 7)                         1,625,201           1,624,641
       Accounts payable                                                      1,904,253           2,564,149
       Accrued expenses                                                        796,933             820,030
       Accrued compensation expense and related costs                          646,994           1,428,759
       Accrued income tax expense                                               93,459             173,179
       Commissions payable and customer advances                               181,769             248,836
                                                                         --------------      --------------
                           Total current liabilities                         5,248,609           6,859,594

Long-term debt, less current maturities (note 7)                             5,758,581           6,169,517
Deferred income taxes                                                           36,507              36,507
                                                                         --------------      --------------
                           Total liabilities                                11,043,697          13,065,618
                                                                         --------------      --------------

Stockholders' equity (note 6):
       Common stock: issued 4,448,475 shares (4,448,375 shares at 6/29/96):     44,485              44,484
       outstanding 4,448,475 shares (4,448,375 shares at 6/29/96)
       Additional paid-in capital                                           26,690,607          26,690,108
       Retained earnings (accumulated deficit)                              (4,893,542)         (5,205,458)
       Less:      Notes receivable for common stock purchases                 (233,326)           (233,326)
                                                                         --------------      --------------
                           Total stockholders' equity                       21,608,224          21,295,808
                                                                         --------------      --------------
                                                                       $    32,651,921     $    34,361,426
                                                                         ==============      ==============



          See accompanying notes to consolidated financial statements.


              APPLIED SCIENCE AND TECHNOLOGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                         ---------------------------------
                                                           September 28,    September 30,
                                                             1996               1995
                                                         --------------     --------------
                                                          (unaudited)        (unaudited)

Cash flows from operating activities:
         Net earnings                                  $       311,916    $       298,520
         Adjustments to reconcile net earnings to net cash
         provided by (used for) operating activities:
               Depreciation                                    423,167            218,414
               Amortization                                     16,322             18,218
               Equipment transferred to inventory               54,154                  0
               Changes in assets and liabilities:
                  Accounts receivable                        1,376,603         (1,049,059)
                  Inventories                                 (500,538)          (626,163)
                  Prepaid expenses and other assets            (60,304)           (89,856)
                  Note receivable                               30,079             10,948
                  Accounts payable                            (659,896)           148,673
                  Accrued expenses                            (884,582)          (384,682)
                  Commissions payable and customer advances    (67,067)           (51,169)
                                                         --------------     --------------
                          Net cash provided by (used for)
                             operating activities               39,854         (1,506,156)

Cash flows from investing activities:
         Purchases of investments                           (1,299,102)        (2,997,851)
         Sales of investments                                  993,534          4,179,769
         Additions to property and equipment                   (80,147)          (895,215)
         Patents and other assets                              (32,910)            (9,974)
                                                         --------------     --------------
                          Net cash provided by (used for)
                             investing activities             (418,625)           276,729

Cash flows from financing activities:
         Repayments of notes payable                          (410,376)                 0
         Net proceeds from issuance of common stock                500          1,009,824
         --------------------------------------------------------------     --------------
                          Net cash provided by (used for)
                             financing activities             (409,876)         1,009,824
                                                         --------------     --------------

Net decrease in cash and cash equivalents                     (788,647)          (219,603)

Cash and cash equivalents at beginning of period             5,182,294          2,303,645
-----------------------------------------------------------------------     --------------

Cash and cash equivalents at end of period             $     4,393,647    $     2,084,042
                                                         ==============     ==============

Supplemental disclosures of cash flow  information:  Cash paid during the period for:
              Interest                                 $       152,200    $             0
              Income taxes                             $       412,304    $       218,750




          See accompanying notes to consolidated financial statements.


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1) BASIS OF PRESENTATION
         The unaudited financial statements as of September 28, 1996 and September 30, 1995 and for the three month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 29, 1996, and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Certain first quarter Fiscal 1996 accounts have been reclassified to conform to the first quarter Fiscal 1997 presentation.

         The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2)  EARNINGS PER SHARE
         Earnings per share is computed based on the weighted average number of common shares outstanding during each period, after giving effect to stock options and warrants considered to be dilutive common stock equivalents. Fully diluted earnings per share is not materially different from primary earnings per share.

3)  ACCOUNTS RECEIVABLE
         Accounts receivable consist of the following:


                                                  September 28,     June 29,
                                                     1996             1996
                                                 -------------    --------------
                                                 (unaudited)

          Accounts receivable, trade           $    7,688,904   $     9,115,345
          Notes receivable, current portion           164,833           158,754
          Allowance for doubtful accounts            (308,450)         (352,209)
                                                 -------------    --------------
                                               $    7,545,287   $     8,921,890
                                                 =============    ==============


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4)  INVENTORIES
         Inventories consist of the following:


                                                  September 28,     June 29,
                                                     1996             1996
                                                 -------------    --------------
                                                 (unaudited)

              Raw materials                    $    6,197,386   $     5,630,926
              Work in process                       2,230,335         2,249,579
              Finished goods                          807,218           853,896
                                                 -------------    --------------
                                               $    9,234,939   $     8,734,401
                                                 =============    ==============



5)  RESEARCH AND DEVELOPMENT COSTS
         All research and development costs are expensed as incurred. Research and development expenses attributed to research contracts are included in cost of sales and revenue.

         The Company also receives funding for certain research and development costs which is used to offset research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:


                                                        Three Months Ended
                                                 -------------------------------
                                                  September 28,   September 30,
                                                     1996             1995
                                                 -------------    --------------
                                                 (unaudited)       (unaudited)

              Research and development costs   $    1,727,644   $     1,209,659
              Less funding                             58,214           473,627
                                                 -------------    --------------
                                               $    1,669,430   $       736,032
                                                 =============    ==============


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6)  STOCKHOLDERS' EQUITY
         Capital stock consists of the following:


                                                     Number of Shares
                                     -------------------------------------------
                                      Authorized          Issued and Outstanding
                                     -------------------------------------------
                                                  September 28,        June 29,
                                                      1996               1996
                                                  -------------     ------------
Preferred stock:                                   (unaudited)
    Preferred stock, $.01 par value    1,000,000        -                 -
                                     --------------------------     ------------
           Total preferred stock       1,000,000        -                 -
                                     --------------------------     ------------

Common Stock:
     Common stock, $.01 par value     10,000,000    4,448,475        4,448,375
                                     --------------------------     ------------
           Total common stock         10,000,000    4,448,475        4,448,375
                                     --------------------------     ------------

           Total capital stock        11,000,000    4,448,475        4,448,375
                                     ==========================     ============


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7)  LONG-TERM DEBT
         Long-term debt consists of the following:


                                                  September 28,       June 29,
                                                     1996               1996
                                                  -------------    -------------
                                                  (unaudited)

    Unsecured note  payable  to the bank with
            interest  at  bank's  prime  rate
            (8.25%  at  September  28,  1996)
            payable  in   monthly   principal
            installment   of  $67,797,   plus
            interest, due December 31, 2000    $    3,457,627         3,661,017

    Unsecured note  payable  to the bank with
            interest  at  7.19%,  payable  in
            monthly principal installments of
            $67,797,   plus   interest,   due
            December 31,  2000.  This note is
            subject to a  prepayment  penalty
            equal  to the  lender's  lost net
            interest  income  resulting  from
            any  prepayment as defined in the
            loan agreement.                         3,457,627         3,661,017

    Note    payable   to  bank,   payable  in
            monthly  installments  of  $5,415
            including   interest,   with  any
            remaining  balance  due  in  July
            1999. The interest is adjusted to
            bank's  prime rate with a maximum
            change of 1%  annually  (8.75% at
            September 28, 1996).  The Note is
            secured by the land and building.         468,528           472,124
                                                 -------------    --------------
                                                    7,383,782         7,794,158

    Less current maturities                         1,625,201         1,624,641
                                                 =============    ==============
      Long-term debt, less current maturities       5,758,581         6,169,517
                                                 =============    ==============







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company was formed in January 1987. The Company's initial activities consisted of selling microwave components and power supplies, and conducting funded and nonfunded research and development activities. This research led to the Company's development of proprietary plasma deposition systems used in
commercial   applications.   Although  the



Company has supplied products to end-users, semiconductor capital equipment manufacturers (SCEMs), and researchers since inception, it did not commence the marketing of deposition systems for CVD diamond until Fiscal 1990. In February 1992, the Company, through its wholly-owned subsidiary, ASTeX/Gerling Laboratories, Inc. ("AGL"), acquired substantially all of the assets of Jova Enterprises, Inc., which conducted business under the name of "Gerling Laboratories". In November 1995 the Company acquired all the outstanding shares of Newton Engineering Service, Inc. ("NES"), a manufacturer of high performance transformers used across the Company's product lines. In January 1996 the Company acquired all the shares of Ehrhorn Technological Operations, Inc. a manufacturer of radio frequency ("RF") generators used in semiconductor, medical diagnostic imaging, and medical sterilization applications. At the acquisition date the name was changed to ETO, Inc. Applied Science and Technology, GmbH, a German wholly-owned subsidiary of the Company, has been inactive since its inception. The Company may use this subsidiary for future activities in Europe. As set forth in the Company's Consolidated Financial Statements, total revenue consists of product sales, research contract revenue and other revenue. Other revenue includes service, repair, spare parts and consulting services.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

The following table compares the consolidated statements of operations for the three-month periods ended September 28,1996 and September 30, 1995.



              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS


                                                SEPTEMBER 28, 1996      SEPTEMBER 30, 1995      CHANGE      CHANGE
                                                $ (000)       %         $ (000)       %         $ (000)       %
Product sales, net                               8,822         89%       5,088         90%      3,734          73%
Research contract revenue                          260          3%         207          4%         53          26%
Other revenue                                      778          8%         344          6%        434         126%
                                            ----------------------  ----------------------   ---------------------
        Total revenue                            9,860        100%       5,639        100%      4,221          75%

Cost of sales and revenue:
    Product sales and other revenues             5,927         60%       3,450         61%      2,477          72%
    Research contracts                             120          1%          66          1%         54          82%
                                            ----------------------  ----------------------   ---------------------
        Total cost of sales and revenue          6,047         61%       3,516         62%      2,531          72%
                                            ----------------------  ----------------------   ---------------------

        Gross profit                             3,813         39%       2,123         38%      1,690          80%
                                            ----------------------  ----------------------   ---------------------

Operating expenses:
    Research and development expenses            1,669         17%         736         13%        933         127%
    Selling expenses                               766          8%         533         10%        233          44%
    General and administrative expenses            842          8%         622         11%        220          35%
                                            ----------------------  ----------------------   ---------------------
        Total operating expenses                 3,277         33%       1,891         34%      1,386          73%
                                            ----------------------  ----------------------   ---------------------

        Earnings from operations                   536          6%         232          4%        304         131%
                                            ----------------------  ----------------------   ---------------------

Other expense (income):
    Interest expense                               152          2%           0          0%        152      -
    Interest income                               (115)        (1%)       (201)        (3%)        86         (43%)
    Other expense (income)                           4          0%           5          0%         (1)        (20%)
                                            ----------------------  ----------------------   ---------------------
        Total other expense (income)                41          1%        (196)        (3%)       237        (121%)
                                            ----------------------  ----------------------   ---------------------

        Earnings before income taxes               495          5%         428          8%         67          16%

Income tax expense                                 183          2%         130          2%         53          41%
                                            ----------------------  ----------------------   ---------------------

        Net earnings                               312          3%         298          5%         14           5%
                                            ----------------------  ----------------------   ---------------------


Total revenue increased in the first quarter of Fiscal 1997 by 75% to $9,860,000 compared to the first quarter of Fiscal 1996. Of this sum $3,553,000 was from sales by ETO. Product sales increased by 73% to $8,822,000. Product sales to OEMs increased by 70%, primarily due to the acquisition of ETO and its sales of medical sterilization and MRI imaging products which accounted for 51% of the increase in OEM sales in the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1996. OEM sales to SCEM's accounted for 19% of the increase, primarily due to ozone generator sales (16% of the increase) and the acquisition of ETO (9% of the increase), offset by a 6% decline in sales of microwave generators, components, and plasma products due to the slowdown in the SCEM market. Sales of equipment to end users (3% of the increase) is primarily due to the acquisition of ETO's amateur radio business.
Sales to diamond customers of was unchanged.

Research contract revenue increased by $53,000 and other revenue increased by $434,000 (or 126%) in the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1996. The increase in other revenue is primarily due to the acquisition of ETO which obtains a larger fraction of its total revenue from this category. Without ETO, the revenue growth in this classification would have been 47% which is consistent with total growth without ETO.

Gross profits increased by $1,690,000 or 80% in the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1996. Gross margins as a percent of sales improved to 39% in the first quarter of Fiscal 1997 compared to 38% in the first quarter of Fiscal 1996. ETO's gross margin historically has been lower than ASTeX primarily due to lower prices in a more competitive market. Without the acquisition of ETO the gross margin as a percent of sales would have been 46% in the first quarter of Fiscal 1997 compared to 38% in the first quarter of Fiscal 1996. The Company's gross margin improved due to manufacturing efficiencies, design improvements, controlling of fixed manufacturing overhead and increased volume in ozone products. The semiconductor segment is a highly competitive market that will require continued cost improvement in order to maintain existing margins. The Company anticipates that downward price pressure due to the downturn in the SCEM market could impact future gross margins although the Company is actively implementing cost reduction measures. Research contract gross margin declined in the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1996 primarily due to increased overhead cost sharing on government funded CVD contracts.

Research and development expenses increased by $933,000 or 127% in the first quarter of Fiscal 1997 compared to the first quarter of Fiscal 1996. The Company continues to make significant investments in RD&E in order to support future growth. The investments are in the semiconductor, medical and diamond business segments. Outcomes of these investments will be anticipated new product introductions in Fiscal 1997 such as an advanced compact integrated microwave plasma source. This product will be used for photoresist stripping by leading SCEMs, which is expected to go into production in the second half of Fiscal 1997. The Company anticipates comparable expense spending as a percent of sales though Fiscal 1997.


Selling expenses decreased to 8% of sales in the first quarter of Fiscal 1997 compared to 10% of sales in the first quarter of Fiscal 1996. Gross spending increased by 44% primarily due to the acquisition of ETO. The Company anticipates comparable expense spending as a percent of sales though Fiscal 1997.

General and administrative expenses decreased to 8% of sales in the first quarter of Fiscal 1997 compared to 11% of sales in the first quarter of Fiscal 1996. Gross spending increased by 35% primarily due to the acquisition of ETO, additional personnel in finance, human resources, MIS and facility maintenance, higher cost of audit and tax fees due to the increased size and complexity of the Company, and increased cost of legal expenses associated with patent and intellectual property issues. The Company anticipates comparable expense spending as a percent of sales though Fiscal 1997.

Earnings from operations increased by 131% to 6% of sales in the first quarter of Fiscal 1997 compared to 4% of sales the first quarter of Fiscal 1996. The increase in operating income is a result of increased sales, improved gross margins, and the reduction as a percent of sales in sales expense and general and administrative costs. The Company anticipates comparable expense spending as a percent of sales though Fiscal 1997.

Interest expense was $152,000 in the first quarter of Fiscal 1997 with no comparable expense in the first quarter of Fiscal 1996. The increase in interest expense is primarily due to two bank notes incurred as part of the financing of the ETO acquisition. Interest income was $115,000 in the first quarter of Fiscal 1997 compared to $201,000 the first quarter of Fiscal 1996. The decrease in interest income is primarily due to having less cash investments than in the prior fiscal year due to the cash used for the ETO acquisition.

Income tax expense was $183,000 in the first quarter of Fiscal 1997 compared to $130,000 in the first quarter of Fiscal 1996.

ETO contributed $3,553,000 in sales or 36% of the total Company's sales in the first quarter of Fiscal 1997. While ETO was profitable during the quarter, the acquisition was dilutive to earnings, which is consistent with the impairment of goodwill write-off that the Company took in the fourth quarter of Fiscal 1996. Without ETO, earnings per share would have been $0.11 for the quarter.


LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1996 the Company had cash and long-term investments of $6,690,000 with working capital of $18,228,000 compared to September 30, 1995 when the Company had had cash and long-term investments of $11,129,000 with working capital of $17,322,000.

For the first quarter of Fiscal 1997 the Company provided cash of $40,000 from operating activities and used cash of $419,000 for investing activities. Cash used for investing activities was primarily $1,299,000 used to purchase investments, off-set by sales of $994,000 of investments, and the addition of fixed assets and patents for


$113,000. The Company used cash of $410,000 for financing activities, primarily for repayment of notes payable.

For the first quarter of Fiscal 1996 the Company used $1,506,000 for operating activities and provided $277,000 from investment activities. Sales of cash investments provided $4,180,000, while purchase of cash investments used $2,998,000 and additions to fixed assets and patents used $905,000. Net cash of $1,010,000 was provided by financing activities, primarily from the exercise of private placement warrants and incentive stock options. At September 30, 1995 a total of 84,237 warrants had been exercised to purchase common stock at a price of $9.60 per share, which provided funds of $809,000 during the quarter.

The Company has two unsecured promissory note agreements with State Street Bank and Trust Company, as described in footnote 7. In addition the Company has a credit facility with State Street Bank and Trust Company which consists of a $2 million unsecured demand line of credit for working capital purposes. There were no outstanding borrowings at September 28, 1996. The credit facility expires November 30, 1996, and the Company anticipates that the line of credit will be renewed.

The Company continues to use its cash resources for development of new products, expanding sales and marketing, performing collaborative product development projects, and for general working capital. The Company continues to seek joint ventures and/or acquisitions that will enhance the Company's position in the market while increasing revenue growth and profitability. However, the Company has made no material commitments to acquire other businesses at this time and no assurance can be given that the Company will make such acquisitions in the future.


              APPLIED SCIENCE AND TECHNOLOGY INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 10Q

         Computation of Per Share Earnings

                                    Three Months Ended
                              -----------------------------

                               September 28,  September 30,
                                 1996             1995
                              ------------    -------------
                                (unaudited)   (unaudited)

Net earnings                $     311,915   $      298,520
                              ============    =============

Primary earnings per share:
      Weighted average common
      shares outstanding...     4,448,402        3,910,332
      Dilutive stock options
      and warrants...              40,885          160,842

                              ------------    -------------
                                4,489,287        4,071,174
                              ============    =============

Earnings per share...       $        0.07$            0.07
                              ============    =============

Fully diluted earnings per share:
      Weighted average common
      shares outstanding...     4,448,402        3,910,332
      Dilutive stock options
      and warrants...              40,885          162,079

                              ------------    -------------
                                4,489,287        4,072,411
                              ============    =============

Earnings per share...       $        0.07$            0.07
                              ============    =============


SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:       November 5, 1996


         APPLIED SCIENCE AND TECHNOLOGY, INC.
         (Registrant)



         /s/ Richard S. Post
         --------------------------
         Richard S. Post
         President & Chairman of the Board



         /s/ John M. Tarrh
         --------------------------
         John M. Tarrh
         Senior Vice President
         Principal Financial Officer