Form 10-Q
period 1996-12-28
APPLIED SCIENCE & TECHNOLOGY INC
filed 1997-02-14
CIK 912842

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

         (Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 28, 1996

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________  to  _______________


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

                                         Yes    X      No
                                              -----         -----
Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

    COMMON STOCK, $0.01 PAR VALUE                       4,443,725
    -----------------------------            ----------------------------------
                Class                        Outstanding as of February 7, 1997

================================================================================









              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                    PAGE NO.
         Item 1.           Financial Statements

                           Consolidated Statements of Operations-
                             Three Months and Six Months
                             Ended December 28,1996
                             and  December 30, 1995                                     2
                           Consolidated Balance Sheets-
                             December 28, 1996 and June 29, 1996                        3

                           Consolidated Statements of Cash Flows-
                             Six Months Ended December 28, 1996
                             and Six Months Ended December 30, 1995                     4

                           Notes to Consolidated Financial Statements                   5



         Item 2.           Management's Discussion and Analysis of
                             Results of Operations and Financial Condition              9


PART II.  OTHER INFORMATION

         Item 1-5          None

         Item 6.           Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                                              16

                                                APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended             Six Months Ended
                                              ---------------------------   ---------------------------

                                               December 28,   December 30,   December 28,  December 30,
                                                 1996           1995            1996          1995
                                              ------------   ------------   -------------  ------------
                                               (unaudited)    (unaudited)    (unaudited)   (unaudited)
Product sales, net                          $   8,174,529  $   6,506,727  $   16,996,986 $  11,594,564
Research contract revenue                         284,314         87,725         544,230       295,346
Other revenue                                     833,934        264,515       1,611,901       608,472
                                              ------------   ------------   -------------  ------------
         Total revenue                          9,292,777      6,858,967      19,153,117    12,498,382
                                              ------------   ------------   -------------  ------------

Cost of sales and revenue:
     Product sales and other revenue            5,758,982      3,857,866      11,686,365     7,281,781
     Research contracts                           138,400         57,481         257,943       149,612
                                              ------------   ------------   -------------  ------------
         Total cost of sales and revenue        5,897,382      3,915,347      11,944,308     7,431,393
                                              ------------   ------------   -------------  ------------

         Gross profit                           3,395,395      2,943,620       7,208,809     5,066,989

Operating expenses:
     Research and development expenses (note 5) 1,409,836        965,415       3,079,266     1,701,468
     Selling expenses                             632,885        601,960       1,398,848     1,134,950
     General and administrative expenses          891,602        780,752       1,733,927     1,402,786
     Acquisition-related expenses (note 8)              0      2,953,000               0     2,953,000
                                              ------------   ------------   -------------  ------------
         Total operating expenses               2,934,323      5,301,127       6,212,041     7,192,204
                                              ------------   ------------   -------------  ------------

         Earnings (loss) from operations          461,072     (2,357,507)        996,768    (2,125,215)

Other expense (income):
     Interest expense                             141,222              0         293,422             0
     Interest income                              (99,265)      (207,644)       (214,482)     (408,481)
     Other expense (income)                       (24,473)         4,250         (20,676)        8,859
                                              ------------   ------------   -------------  ------------
         Total other (income) expense              17,484       (203,394)         58,264      (399,622)
                                              ------------   ------------   -------------  ------------

         Earnings (loss) before income taxes      443,588     (2,154,113)        938,504    (1,725,593)

Income tax expense                                164,000        240,000         347,000       370,000
                                              ------------   ------------   -------------  ------------

         Net earnings (loss)                $     279,588  $  (2,394,113) $      591,504 $  (2,095,593)
                                              ============   ============   =============  ============

Primary net earnings (loss) per share       $              $  0.06       ($.57)          $  0.13       (0.50)
                                              ============   ============   =============  ============
Fully diluted net earnings (loss) per share $              $  0.06       ($.58)          $  0.13       (0.51)
                                              ============   ============   =============  ============

Weighted average common shares outstanding
   used to calculate primary earnings (loss)
   per share                                    4,474,109      4,198,724       4,484,306     4,169,246
                                              ============   ============   =============  ============

Weighted average common shares outstanding
     used to calculate fully diluted earnings
     (loss) per share                           4,484,908      4,151,367       4,487,324     4,114,187
                                              ============   ============   =============  ============

See accompanying notes to consolidated financial statements.




                     APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS


      Assets                                                   December 28,    June 29,
                                                                 1996            1996
                                                             -------------    ------------
                                                               (unaudited)
Current assets:
      Cash and cash equivalents                            $    4,133,201   $   5,182,294
      Short-term marketable investments                           999,496       1,990,962
      Accounts receivable, trade, net (note 3)                  7,372,989       8,921,890
      Inventories (note 4)                                      9,116,930       8,734,401
      Prepaid expenses and other assets                           322,249         276,848
      Deferred income taxes                                       969,741         969,741
                                                             -------------    ------------
                       Total current assets                    22,914,606      26,076,136
                                                             -------------    ------------

Property, plant and equipment:
      Land                                                        473,000         473,000
      Building and improvements                                 1,619,007       1,606,947
      Equipment                                                 7,352,123       7,068,802
      Furniture and fixtures                                      536,639         543,860
      Leasehold improvements                                    1,458,390       1,455,977
                                                             -------------    ------------
                                                               11,439,159      11,148,586
      Less accumulated depreciation and amortization           (4,213,127)     (3,458,407)
                                                             -------------    ------------
                       Net property, plant and equipment        7,226,032       7,690,179
                                                             -------------    ------------

Other assets:
      Patents, net                                                160,564         141,525
      Other                                                       253,104         262,224
      Long-term investments                                     1,300,185               0
      Notes receivable                                            159,686         191,362
                                                             -------------    ------------
                       Total other assets                       1,873,539         595,111
                                                             -------------    ------------
                                                           $   32,014,177   $  34,361,426
                                                             =============    ============
      Liabilities and Stockholders' Equity

Current liabilities:
      Current maturities of long-term debt (note 7)             1,625,788       1,624,641
      Accounts payable                                          1,728,248       2,564,149
      Accrued expenses                                            691,147         820,030
      Accrued compensation expense and related costs              457,806       1,428,759
      Accrued income tax expense                                   25,155         173,179
      Commissions payable and customer advances                   210,051         248,836
                                                             -------------    ------------
                       Total current liabilities                4,738,195       6,859,594
                                                             -------------    ------------

Long-term debt, less current maturities (note 7)                5,342,220       6,169,517
Deferred income taxes                                              36,507          36,507
                                                             -------------    ------------
                       Total liabilities                       10,116,922      13,065,618
                                                             -------------    ------------

Stockholders' equity (note 6):
      Common stock: issued 4,443,725 shares (4,448,375
        shares at 6/29/96):                                        44,438          44,484
      outstanding 4,443,725 shares (4,448,375 shares at 6/29/96)
      Additional paid-in capital                               26,615,097      26,690,108
      Accumulated deficit                                      (4,613,954)     (5,205,458)
      Less:  Notes receivable for common stock purchases         (148,326)       (233,326)
                                                             -------------    ------------
                       Total stockholders' equity              21,897,255      21,295,808
                                                             -------------    ------------
                                                           $   32,014,177   $  34,361,426
                                                             =============    ============


See accompanying notes to consolidated financial statements.


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended
                                                           ---------------------------------

                                                            December 28,       December 30,
                                                               1996               1995
                                                           -------------     ---------------
                                                           (unaudited)        (unaudited)
Cash flows from operating activities:
         Net earnings (loss)                             $      591,504    $     (2,095,593)
         Adjustments to reconcile net earnings to net cash
         provided by (used for) operating activities:
               Depreciation                                     850,016             487,264
               Amortization                                      33,223              37,613
               Equipment transferred to inventory                93,566                   0
               Acquisition-related expense                            0           2,203,000
               Changes in assets and liabilities:
                  Accounts receivable                         1,548,901            (765,712)
                  Inventories                                  (382,529)           (905,323)
                  Prepaid expenses and other assets             (45,401)            (70,778)
                  Note receivable                                31,676              67,496
                  Accounts payable                             (835,901)              6,946
                  Accrued expenses                           (1,247,860)            135,219
                  Commissions payable and customer advances     (38,785)            (54,991)
                                                           -------------     ---------------
                          Net cash provided by (used for)
                             operating activities               598,410            (954,859)
                                                           -------------     ---------------

Cash flows from investing activities:
         Acquisition of subsidiaries, less cash acquired              0         (12,318,331)
         Purchases of investments                            (1,299,101)         (2,951,408)
         Sales of investments                                   990,382           7,262,203
         Additions to property and equipment                   (479,435)         (1,393,686)
         Patents and other assets                               (43,142)            (40,259)
         Investment in Low Entropy Systems, Inc.                      0            (250,000)
                                                           -------------     ---------------
                          Net cash used for
                             investing activities              (831,296)         (9,691,481)
                                                           -------------     ---------------

Cash flows from financing activities:
         Proceeds from notes payable to bank                          0           8,000,000
         Repayments of notes payable                           (826,150)                  0
         Net proceeds from issuance of common stock               2,443           1,642,818
         Repayment of notes receivable for common stock purchase  7,500                   0
                          Net cash provided by (used for)
                             financing activities              (816,207)          9,642,818
                                                           -------------     ---------------

Net decrease in cash and cash equivalents                    (1,049,093)         (1,003,522)

Cash and cash equivalents at beginning of period              5,182,294           2,303,645
                                                           -------------     ---------------

Cash and cash equivalents at end of period               $    4,133,201    $      1,300,123
                                                           =============     ===============

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
              Interest                                   $      274,169    $              0
              Income taxes                               $      512,304    $        453,555

See accompanying notes to consolidated financial statements.



                                        5


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1) BASIS OF PRESENTATION

         The unaudited financial statements as of December 28, 1996 and December 30, 1995 and for the three and six month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 29, 1996, and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Certain second quarter and year to date fiscal 1996 accounts have been reclassified to conform to the second quarter and year to date Fiscal 1997 presentation.

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

3)  ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                  December 28,     June 29,
                                                     1996            1996
                                                 -------------   --------------
                                                 (unaudited)

              Accounts receivable, trade       $    7,555,662  $     9,115,345
              Notes receivable, current portion       116,656          158,754
              Allowance for doubtful accounts        (299,329)        (352,209)
                                                 -------------   --------------
                                               $    7,372,989  $     8,921,890
                                                 =============   ==============




              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4)  INVENTORIES

         Inventories consist of the following:

                                                  December 28,     June 29,
                                                     1996            1996
                                                 -------------   --------------
                                                 (unaudited)

              Raw materials                    $    4,818,123  $     5,630,926
              Work in process                       2,920,339        2,249,579
              Finished goods                        1,378,468          853,896
                                                 -------------   --------------
                                               $    9,116,930  $     8,734,401
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

         The Company also receives funding for certain research and development costs which is used to offset research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:


                                                 Three Months Ended                Six Months Ended
                                             December 28,    December 30,    December 28,   December 30,
                                                1996            1995           1996            1995
                                            -------------   --------------  ------------   -------------
                                            (unaudited)      (unaudited)     (unaudited)   (unaudited)

         Research and development costs   $    1,548,236  $     1,022,896 $   3,337,209  $    1,851,080
         Less funding                            138,400           57,481       257,943         149,612
                                            -------------   --------------  ------------   -------------
                                          $    1,409,836  $       965,415 $   3,079,266  $    1,701,468
                                            =============   ==============  ============   =============

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6)  STOCKHOLDERS' EQUITY

         Capital stock consists of the following:

                                                     Number of Shares
                                    -------------------------------------------------
                                        Authorized       Issued and Outstanding
                                    -------------------------------------------------
                                                        December 28,     June 29,
                                                           1996            1996
                                                       --------------  --------------
                                                         (unaudited)
Preferred stock:
    Preferred stock, $.01 par value,         1,000,000       -               -
                                    ---------------------------------  --------------
              Total preferred stock          1,000,000       -               -
                                    ---------------------------------  --------------

Common Stock:
     Common stock, $.01 par value           10,000,000     4,443,725       4,448,375
                                    ---------------------------------  --------------
              Total common stock            10,000,000     4,443,725       4,448,375
                                    ---------------------------------  --------------

              Total capital stock           11,000,000     4,443,725       4,448,375
                                    =================================  ==============



              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7)  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                  December 28,      June 29,
                                                     1996            1996
                                                 -------------   --------------
                                                 (unaudited)
Unsecured note payable to the bank with interest
        at bank's prime rate (8.25% at December
        28, 1996) payable in monthly principal
        installment of $67,797, plus interest,
        due December 31, 2000                  $    3,254,237        3,661,017

Unsecured note payable to the bank with interest
        at 7.19%, payable in monthly principal
        installments of $67,797, plus interest,
        due December 31, 2000.  This note is
        subject to a prepayment penalty equal
        to the lender's lost net interest income
        resulting from any prepayment as defined
        in the loan agreement.                      3,254,237        3,661,017

Note payable to bank, payable in monthly
        installments of $5,415 including interest,
        with any remaining balance due in July
        1999.  The interest is adjusted to bank's
        prime rate with a maximum change of 1%
        annually (8.75% at December 28, 1996).
        The Note is secured by the land and
        building.                                     459,534          472,124
                                                 -------------   --------------
                                                    6,968,008        7,794,158

Less current maturities                             1,625,788        1,624,641
                                                 -------------   --------------
        Long-term debt, less current maturities     5,342,220        6,169,517
                                                 =============   ==============




8)  ACQUISITIONS

At January 2, 1996 the Company completed the acquisition of Ehrnhorn Technological Operations, Inc. ("ETO"), a manufacturer of radio frequency (RF) generators used in the semiconductor, medical imaging, medical sterilization and amateur radio communications applications.

The Company  acquired  all of the stock of ETO,  for a total  purchase  price of
$16,749,358.   The  purchase  price  included  $12,600,000  in  cash,  of  which



$4,600,000 was provided from the Company's cash reserves while the remaining $8,000,000 was provided from two unsecured notes from a bank. In addition, the Company issued 328,662 shares of ASTeX common stock valued at $4,149,358 to the former shareholders of ETO. Related acquisition costs were charged to expense.


The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition.


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

The following table compares the consolidated statements of operations for the three-month periods ended December 28,1996 and December 30, 1995.



                                    APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                                    COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended
                                          -----------------------------------------------------------------
                                           December 28, 1996      December 30, 1995     Change    Change
                                           $ (000)      %         $ (000)      %        $ (000)     %
Product sales, net                            8,175        88%       6,507        95%     1,668         26%
Research contract revenue                       284         3%          88         1%       196        223%
Other revenue                                   834         9%         264         4%       570        216%
                                          --------------------   --------------------   -------------------
       Total revenue                          9,293       100%       6,859       100%     2,434         35%

Cost of sales and revenue:
    Product sales and other revenues          5,760        62%       3,858        56%     1,902         49%
    Research contracts                          138         1%          58         1%        80        138%
                                          --------------------   --------------------   -------------------
       Total cost of sales and revenue        5,898        63%       3,916        57%     1,982         51%
                                          --------------------   --------------------   -------------------

       Gross profit                           3,395        37%       2,943        43%       452         15%
                                          --------------------   --------------------   -------------------

Operating expenses:
    Research and development expenses         1,410        15%         965        14%       445         46%
    Selling expenses                            633         7%         602         9%        31          5%
    General and administrative expenses         891        10%         781        11%       110         14%
    Acquisition-related expenses                  0         0%       2,953        43%    (2,953)    -
                                          --------------------   --------------------   -------------------
       Total operating expenses               2,934        32%       5,301        77%    (2,367)       (45%)
                                          --------------------   --------------------   -------------------

       Earnings (loss) from operations          461         5%      (2,358)      (34%)    2,819       (120%)
                                          --------------------   --------------------   -------------------

Other expense (income):
    Interest expense                            141         1%           0         0%       141     -
    Interest income                             (99)       (1%)       (208)       (3%)      109        (52%)
    Other expense (income)                      (24)        0%           4         0%       (28)      (700%)
                                          --------------------   --------------------   -------------------
       Total other expense (income)              18         0%        (204)       (3%)      222       (109%)
                                          --------------------   --------------------   -------------------

       Earnings (loss) before income taxes      443         5%      (2,154)      (31%)    2,597       (121%)

Income tax expense                              164         2%         240         4%       (76)       (32%)
                                          --------------------   --------------------   -------------------

       Net earnings (loss)                      279         3%      (2,394)      (35%)    2,673       (112%)
                                          --------------------   --------------------   -------------------




The following table compares the consolidated statements of operations for the six-month periods ended December 28,1996 and December 30, 1995.



                                    APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                                    COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Six Months Ended
                                         ----------------------------------------------------------------
                                          December 28, 1996     December 30, 1995      Change          Change
                                          $ (000)      %        $ (000)      %        $ (000)      %
Product sales, net                          16,997        89%     11,595         93%     5,402        47%
Research contract revenue                      544         3%        295          2%       249        84%
Other revenue                                1,612         8%        608          5%     1,004       165%
                                         --------------------  ---------------------  -------------------
       Total revenue                        19,153       100%     12,498        100%     6,655        53%

Cost of sales and revenue:
    Product sales and other revenues        11,686        61%      7,281         58%     4,405        60%
    Research contracts                         258         1%        150          1%       108        72%
                                         --------------------  ---------------------  -------------------
       Total cost of sales and revenue      11,944        62%      7,431         59%     4,513        61%
                                         --------------------  ---------------------  -------------------

       Gross profit                          7,209        38%      5,067         41%     2,142        42%
                                         --------------------  ---------------------  -------------------

Operating expenses:
    Research and development expenses        3,079        16%      1,701         14%     1,378        81%
    Selling expenses                         1,399         8%      1,135          9%       264        23%
    General and administrative expenses      1,734         9%      1,403         11%       331        24%
    Acquisition-related expenses                 0         0%      2,953         24%    (2,953)     (100%)
                                         --------------------  ---------------------  -------------------
       Total operating expenses              6,212        32%      7,192         58%      (980)      (14%)
                                         --------------------  ---------------------  -------------------

       Earnings (loss) from operations         997         5%     (2,125)       (17%)    3,122      (147%)
                                         --------------------  ---------------------  -------------------

Other expense (income):
    Interest expense                           293         1%          0          0%       293     -
    Interest income                           (214)       (1%)      (408)        (3%)      194       (48%)
    Other expense (income)                     (21)       (0%)         9          0%       (30)     (333%)
                                         --------------------  ---------------------  -------------------
       Total other expense (income)             58         0%       (399)        (3%)      457      (115%)
                                         --------------------  ---------------------  -------------------

       Earnings (loss) before income taxes     939         5%     (1,726)       (14%)    2,665      (154%)

Income tax expense                             347         2%        370          3%       (23)       (6%)
                                         --------------------  ---------------------  -------------------

       Net earnings (loss)                     592         3%     (2,096)       (17%)    2,688      (128%)
                                         --------------------  ---------------------  -------------------




Total revenue increased in the second quarter of Fiscal 1997 by 35% to $9,293,000 and year to date by 53% to $19,153,000 compared to the second quarter and first half of Fiscal 1996. Of these sums, $3,569,000 for the second quarter and $7,123,000 for the year to date was from sales by ETO. There were no sales from ETO in the prior comparative periods since ETO was acquired at the beginning of the third quarter of Fiscal 1996. Product sales increased by 26% to $8,175,000 for the quarter and 47% to $16,997,000 for the year. Product sales to OEMs increased by 42% for the quarter and 62% for the year, primarily due to the acquisition of ETO and its sales of medical sterilization and MRI imaging products which accounted for all of the OEM sales increase. OEM sales to SCEM's was down by 17% for the quarter and flat for the year compared to prior comparative periods. Sales to diamond customers was down slightly for the quarter and the year to date compared to the prior comparative periods.

Research contract revenue increased by $196,000 for the second quarter and $249,000 for the year to date and other revenue increased by $570,000 for the quarter and $1,004,000 for the year to date for Fiscal 1997 compared to the prior comparative periods. The increase in other revenue is primarily due to the acquisition of ETO which obtains a larger fraction of its total revenue from this category and the increase in research contract revenue is due to increased government funding of diamond deposition research at the Company.

Gross profits increased by $452,000 or 15% in the second quarter of Fiscal 1997 and increased by $2,142,000 or 42% for the year to date compared to the prior comparative periods in Fiscal 1996. Gross margins as a percent of sales decreased to 37% in the second quarter and 38% for the year to date of Fiscal 1997 compared to 43% in the second quarter and 41% for the year to date of Fiscal 1996. ETO's gross margin historically has been lower than ASTeX primarily due to lower prices in a more competitive market. Without the acquisition of ETO the gross margin as a percent of sales would have been 43% in the second quarter and 45% for the year to date of Fiscal 1997 compared to 43% in the second quarter and 41% for the year to date of Fiscal 1996. The Company's gross margin improved in Fiscal 1997 year to date due to manufacturing efficiencies, design improvements, and controlling of fixed manufacturing cost. The semiconductor segment is a highly competitive market that will require continued cost improvement in order to maintain existing margins. The Company anticipates that downward price pressure due to the downturn in the SCEM market could impact future gross margins.

Research and development expenses increased by $445,000 or 46% in the second quarter of Fiscal 1997 and increased $1,378,000 or 81% for the year to date compared to the second quarter and year to date of Fiscal 1996. The Company continues to make significant investments in research and development in order to support future growth. The investments are in the semiconductor, medical and diamond business segments. Outcomes of these investments will be anticipated new product introductions in Fiscal 1997 such as an advanced compact integrated microwave plasma source. This product will be used for photoresist stripping by leading SCEMs, and is expected to go into production in the second half of Fiscal 1997. The Company anticipates comparable expense spending as a percent of sales though Fiscal 1997.

Selling expenses decreased to 7% of sales in the second quarter of Fiscal 1997 and decreased to 8% for the year to date compared to 9% of sales in the second quarter of Fiscal 1996 and 9% for the Fiscal 1996 year to date. Year to date gross spending increased by 23% primarily due to the acquisition of ETO. The Company anticipates comparable expense spending though Fiscal 1997.

General and administrative expenses decreased to 10% of sales in the second quarter of Fiscal 1997 and decreased to 9% of sales for the year to date for Fiscal 1997 compared to 11% of sales in the second quarter of Fiscal 1996 and 11% of sales for the year to date for Fiscal 1996. Gross spending increased by 24% for the year to date primarily due to the acquisition of ETO. The Company anticipates comparable expense spending though Fiscal 1997.

In the second quarter of Fiscal 1996, in order to establish the fair value of the ETO assets acquired and liabilities assumed, a valuation process was performed. In connection with the ETO acquisition, in process research and development and acquisition related expenses totalled $2,953,000 and were expensed in the second quarter of Fiscal 1996. There are no similar expenses for the second quarter of Fiscal 1997.



Earnings from operations for the second quarter of Fiscal 1997 were $461,000 and $997,000 for the year to date. This compares to losses in the second quarter of Fiscal 1996 of $2,358,000 and losses of $2,125,000 for the year to date. In the second quarter of Fiscal 1996 earnings from operations would have been $595,000 and $828,000 for the year to date without the acquisition related expenses of $2,953,000.

Interest expense was $141,000 in the second quarter of Fiscal 1997 and $293,000 for the year to date. There was no comparable expense in the second quarter of Fiscal 1996 or year to date. The increase in interest expense is primarily due to two bank notes incurred as part of the financing of the ETO acquisition. Interest income was $99,000 in the second quarter of Fiscal 1997 and $214,000 for the year to date compared to $208,000 in the second quarter of Fiscal 1996, and $408,000 for the year to date. The decrease in interest income is primarily due to having less cash investments than in the prior fiscal year due to the cash used for the ETO acquisition.

Income tax expense was $164,000 in the second quarter of Fiscal 1997 and $347,000 for the year to date. This compared to $240,000 in the second quarter of Fiscal 1996 and $370,000 for the year to date.

ETO contributed $3,569,000 in sales or 38% of the total Company's sales in the second quarter of Fiscal 1997 and $7,123,000 or 37% for the year to date compared to zero for the second quarter and year to date in Fiscal 1996. ETO was profitable during the quarter and the year to date, however the acquisition was dilutive to earnings, which is consistent with the impairment of goodwill write-off that the Company took in the fourth quarter of Fiscal 1996. Without ETO, year to date earnings per share would have been $0.17 rather than $0.13.

The Company's backlog consists of purchase orders for products and research and development contracts. At December 28, 1996 the Company's backlog was $6,540,000 (consisting of $6,120,000 for products and $420,000 for research contracts) compared to backlog at December 30,1995 of $9,636,000 (consisting of $8,332,000 for products and $1,304,000 for research contracts). The Company excepts to complete all product backlog during the next 12 months. The backlog excludes supply agreements with certain SCEM's. Shipments under these agreements were $963,000 for the second quarter of Fiscal 1997 and $1,877,000 for the year to date compared to $1,557,000 in the second quarter of Fiscal 1996 and $3,100,000 for the year to date for Fiscal 1996. The supply agreements, as well as certain government contracts, typically provide for cancellation or modification with little or no penalty.

The Company does not expect inflation to have a material effect on its operations. The Company does not know of any environmental issues that would have a material effect on its operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 1996 the Company had cash, short term marketable investments and long-term investments of $6,433,000 with working capital of $18,176,000 compared to December 30, 1995 when the Company had had cash, short term marketable investments and long-term investments of $7,215,000 with working capital of $16,583,000.


For the first six months of Fiscal 1997, the Company provided cash of $598,000 from operating activities and used cash of $831,000 for investing activities. Cash used for investing activities was primarily $1,299,000 used to purchase investments, off-set by sales of $990,000 of investments, and the addition of fixed assets and patents for $523,000. The Company used cash of $816,000 for financing activities, primarily for repayment of notes payable.

For the first six months of Fiscal 1996 the Company used $955,000 for operating activities and $9,691,000 for investment activities. Cash used for investment activities consisted of $12,318,000 for the acquisition of ETO (less cash acquired with the acquisitions of ETO and NES), fixed assets and patent additions of $1,434,000, purchase of investments of $2,951,000 and $250,000 for an equity investment in Low Entropy Systems, Inc., offset by the sale of investments of $7,262,000. Cash of $9,643,000 was provided from financing activities, primarily $8,000,000 of proceeds from notes payable to State Street Bank (used in the acquisition of ETO), and $1,643,000 from issuance of common stock. Common stock issuance resulted from the exercise of private placement warrants and incentive stock options. At December 30, 1995 a total of 146,737 warrants had been exercised to purchase common stock at a price of $9.60 per share, which provided funds of $1,409,000 during the six months ending December 30, 1995.

The Company has two unsecured promissory note agreements with State Street Bank and Trust Company, as described in footnote 7. In addition the Company has a credit facility with State Street Bank and Trust Company which consists of a $2 million unsecured demand line of credit for working capital purposes. There were no outstanding borrowings at December 28, 1996. The credit facility expires November 30, 1997, and the Company anticipates that the line of credit will be renewed.

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




              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Computation of Per Share Earnings

                                             Three Months Ended                  Six Months Ended
                              -------------------------------------------------------------------

                               December 28,     December 30,          December 28,   December 30,
                                 1996               1995                1996            1995
                              ------------    ------------------    -------------    ------------
                                (unaudited)      (unaudited)          (unaudited)    (unaudited)
Net earnings (loss)         $     279,588   $        (2,394,113)         591,505   $  (2,095,593)
                              ============    ==================    =============    ============

Primary earnings (loss) per share:
      Weighted average common
      shares outstanding...     4,443,681             4,048,197        4,446,097       4,011,017
      Dilutive stock options
      and warrants...              30,428               150,527           38,209         158,229

                              ------------    ------------------    -------------    ------------
                                4,474,109             4,198,724        4,484,306       4,169,246
                              ============    ==================    =============    ============

Earnings (loss) per share...$        0.06   $             (0.57)            0.13   $       (0.50)
                              ============    ==================    =============    ============

Fully diluted earnings (loss) per share:
      Weighted average common
      shares outstanding...     4,443,681             4,048,197        4,446,097       4,011,017
      Dilutive stock options
      and warrants...              41,227               103,170           41,227         103,170

                              ------------    ------------------    -------------    ------------
                                4,484,908             4,151,367        4,487,324       4,114,187
                              ============    ==================    =============    ============

Earnings (loss) per share...$        0.06   $             (0.58)            0.13   $       (0.51)
                              ============    ==================    =============    ============





SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:       February 7, 1997


         APPLIED SCIENCE AND TECHNOLOGY, INC.
         (Registrant)



         /S/ Richard S. Post
         -----------------------
         Richard S. Post
         President & Chairman of the Board



         /S/ John M. Tarrh
         -----------------------
         John M. Tarrh
         Senior Vice President
         Principal Financial Officer



