Form 10-Q
period 1997-03-29
APPLIED SCIENCE & TECHNOLOGY INC
filed 1997-05-07
CIK 912842

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

         (Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1997

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from___________________to___________________

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

                                Yes   X       No
                                     ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

         COMMON STOCK, $0.01 PAR VALUE                    4,456,145
         -----------------------------               ------------------
                    Class                       Outstanding as of May 1, 1997


================================================================================





              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

         Item 1.    Financial Statements

                    Consolidated Statements of Operations-
                      Three Months and Nine Months
                      Ended March 29,1997
                      and  March 30, 1996                                   2
                    Consolidated Balance Sheets-
                      March 29, 1997 and June 29, 1996                      3

                    Consolidated Statements of Cash Flows-
                      Nine Months Ended March 29, 1997
                      and Nine Months Ended March 30, 1996                  4

                    Notes to Consolidated Financial Statements              5



         Item 2.    Management's Discussion and Analysis of
                     Results of Operations and Financial Condition          9


PART II.  OTHER INFORMATION

         Item 1-5   None

         Item 6.    Exhibits and Reports on Form 8-K                       16


SIGNATURES                                                                 17


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three Months Ended            Nine Months Ended
                                              ---------------------------   ---------------------------

                                               March 29,      March 30,      March 29,      March 30,
                                                 1997           1996            1997          1996
                                              ------------   ------------   -------------  ------------
                                               (unaudited)    (unaudited)    (unaudited)   (unaudited)


Product sales, net                          $  10,123,941  $  11,686,021  $   27,120,927 $  23,280,585
Research contract revenue                         247,332        279,867         791,562       575,213
Other revenue                                     641,259        715,600       2,253,159     1,324,072
                                              ------------   ------------   -------------  ------------
         Total revenue                         11,012,532     12,681,488      30,165,648    25,179,870
                                              ------------   ------------   -------------  ------------

Cost of sales and revenue:
     Product sales and other revenue            6,995,463      7,566,056      18,681,827    14,847,838
     Research contracts                           130,733        140,973         388,676       290,586
                                              ------------   ------------   -------------  ------------
         Total cost of sales and revenue        7,126,196      7,707,029      19,070,503    15,138,424
                                              ------------   ------------   -------------  ------------

         Gross profit                           3,886,336      4,974,459      11,095,145    10,041,446

Operating expenses:
     Research and development expenses
      (note 5)                                  1,735,389      1,586,084       4,814,654     3,287,550
     Selling expenses                             605,724      1,029,791       2,004,572     2,164,741
     General and administrative expenses          886,740      1,175,313       2,620,667     2,578,101
     Acquisition-related expenses (note 8)              0              0               0     2,953,000
                                              ------------   ------------   -------------  ------------
         Total operating expenses               3,227,853      3,791,188       9,439,893    10,983,392
                                              ------------   ------------   -------------  ------------

         Earnings (loss) from operations          658,483      1,183,271       1,655,252      (941,946)

Other expense (income):
     Interest expense                             138,200        164,228         431,622       164,228
     Interest income                              (99,126)      (137,932)       (313,608)     (546,413)
     Other expense (income)                          (990)         2,978         (21,665)       11,837
                                              ------------   ------------   -------------  ------------
         Total other (income) expense              38,084         29,274          96,349      (370,348)
                                              ------------   ------------   -------------  ------------

         Earnings (loss) before income taxes      620,399      1,153,997       1,558,903      (571,598)

Income tax expense                                230,000        429,000         577,000       799,000
                                              ------------   ------------   -------------  ------------

         Net earnings (loss)                $     390,399  $     724,997    $    981,903   $(1,370,598)
                                              ------------   ------------   -------------  ------------

Primary net earnings (loss) per share       $        0.09  $        0.16    $       0.22   $     (0.32)
                                              ------------   ------------   -------------  ------------
Fully diluted net earnings (loss) per share $        0.09  $        0.16    $       0.22   $     (0.32)
                                              ------------   ------------   -------------  ------------

Weighted average common shares outstanding
 used to calculate primary earnings (loss)
 per share                                      4,530,650      4,556,703       4,529,451     4,280,546
                                              ------------   ------------   -------------  ------------

Weighted average common shares outstanding
 used to calculate fully diluted earnings
 (loss) per share                               4,530,650      4,575,001       4,529,451     4,286,698
                                              ------------   ------------   -------------  ------------

See accompanying notes to consolidated financial statements.


                     APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS


      Assets                                                  March 29,        June 29,
      ------                                                    1997            1996
                                                             -------------    ------------
                                                               (unaudited)
Current assets:
      Cash and cash equivalents                            $    5,763,890   $   5,182,294
      Short-term marketable investments                                 0       1,990,962
      Accounts receivable, trade, net (note 3)                  8,718,501       8,921,890
      Inventories (note 4)                                      8,694,213       8,734,401
      Prepaid expenses and other assets                           306,855         276,848
      Deferred income taxes                                       969,741         969,741
                                                             -------------    ------------
                       Total current assets                    24,453,200      26,076,136
                                                             -------------    ------------

Property, plant and equipment:
      Land                                                        473,000         473,000
      Building and improvements                                 1,633,946       1,606,947
      Equipment                                                 7,514,310       7,068,802
      Furniture and fixtures                                      549,454         543,860
      Leasehold improvements                                    1,475,703       1,455,977
                                                             -------------    ------------
                                                               11,646,413      11,148,586
      Less accumulated depreciation and amortization           (4,618,765)     (3,458,407)
                                                             -------------    ------------
                       Net property, plant and equipment        7,027,648       7,690,179
                                                             -------------    ------------

Other assets:
      Patents, net                                                151,408         141,525
      Other                                                       250,150         262,224
      Long-term investments                                     1,299,432               0
      Notes receivable                                            158,646         191,362
                                                             -------------    ------------
                       Total other assets                       1,859,636         595,111
                                                             -------------    ------------
                                                           $   33,340,484   $  34,361,426
                                                             =============    ============
      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
      Current maturities of long-term debt (note 7)             1,627,193       1,624,641
      Accounts payable                                          2,124,476       2,564,149
      Accrued expenses                                          1,143,220         820,030
      Accrued compensation expense and related costs              687,405       1,428,759
      Accrued income tax expense                                  244,554         173,179
      Commissions payable and customer advances                   183,012         248,836
                                                             -------------    ------------
                       Total current liabilities                6,009,860       6,859,594
                                                             -------------    ------------

Long-term debt, less current maturities (note 7)                4,927,099       6,169,517
Deferred income taxes                                              36,507          36,507
                                                             -------------    ------------
                       Total liabilities                       10,973,466      13,065,618
                                                             -------------    ------------

Stockholders' equity (note 6):
      Common stock: issued 4,455,745 shares (4,448,375
      shares at 6/29/96):                                          44,557          44,484
      outstanding 4,455,745 shares (4,448,375 shares at
      6/29/96)
      Additional paid-in capital                               26,694,340      26,690,108
      Accumulated deficit                                      (4,223,553)     (5,205,458)
      Less:  Notes receivable for common stock purchases         (148,326)       (233,326)
                                                             -------------    ------------
                       Total stockholders' equity              22,367,018      21,295,808
                                                             -------------    ------------
                                                           $   33,340,484   $  34,361,426
                                                             =============    ============


See accompanying notes to consolidated financial statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Nine Months Ended
                                                           ---------------------------------
                                                            March 29,          March 30,
                                                               1997               1996
                                                           -------------     ---------------
                                                           (unaudited)        (unaudited)

Cash flows from operating activities:
         Net earnings (loss)                             $      981,903    $     (1,370,598)
         Adjustments to reconcile net earnings to net
          cash provided by (used for) operating
          activities:
               Depreciation                                   1,255,655             894,813
               Amortization                                      48,983             176,480
               Equipment transferred to inventory                93,566                   0
               Acquisition-related expense                            0           2,203,000
               Changes in assets and liabilities:
                  Accounts receivable                           203,389          (2,019,868)
                  Inventories                                    40,188          (1,547,657)
                  Prepaid expenses and other assets             (30,007)            290,273
                  Note receivable                                32,716             107,325
                  Accounts payable                             (439,673)            324,547
                  Accrued expenses                             (346,789)         (1,358,857)
                  Commissions payable and customer
                   advances                                     (65,824)            (32,231)
                                                           -------------     ---------------
                          Net cash provided by (used for)
                             operating activities             1,774,107          (2,332,773)
                                                           -------------     ---------------

Cash flows from investing activities:
         Acquisition of subsidiaries, less cash acquired              0         (12,318,331)
         Purchases of investments                            (1,299,102)         (3,006,211)
         Sales of investments                                 1,990,632          10,260,925
         Additions to property and equipment                   (686,688)         (2,056,757)
         Patents and other assets                               (46,792)            (74,424)
         Investment in Low Entropy Systems, Inc.                      0            (250,000)
                                                           -------------     ---------------
                          Net cash used for
                             investing activities               (41,950)         (7,444,798)
                                                           -------------     ---------------

Cash flows from financing activities:
         Proceeds from long term debt                                 0           8,000,000
         Proceeds from notes payable to bank                          0             391,770
         Repayments of notes payable                         (1,239,866)           (276,774)
         Net proceeds from issuance of common stock              81,805           1,917,769
         Repayment of notes receivable for common stock
          purchase                                                7,500                   0
                                                           -------------     ---------------
                          Net cash provided by (used for)
                             financing activities            (1,150,561)         10,032,765
                                                           -------------     ---------------

Net increase in cash and cash equivalents                       581,596             255,194

Cash and cash equivalents at beginning of period              5,182,294           2,303,645
                                                           -------------     ---------------

Cash and cash equivalents at end of period               $    5,763,890    $      2,558,839
                                                           =============     ===============

Supplemental disclosures of cash flow  information:
  Cash paid during the period  for:
              Interest                                   $      438,037    $        164,228
              Income taxes                               $      512,905    $        860,555




See accompanying notes to consolidated financial statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1) BASIS OF PRESENTATION
         The unaudited financial statements as of March 29, 1997 and March 30, 1996 and for the three and nine month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 29, 1996, and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         Certain third quarter and year to date Fiscal 1996 accounts have been reclassified to conform to the third quarter and year to date Fiscal 1997 presentation.

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

3)  ACCOUNTS RECEIVABLE
         Accounts receivable consist of the following:

                                            March 29,      June 29,
                                              1997           1996
                                           ------------   ------------
                                            (unaudited)

       Accounts receivable, trade        $   8,859,022  $   9,115,345
       Notes receivable, current portion        89,465        158,754
       Allowance for doubtful accounts        (229,986)      (352,209)
                                           ------------   ------------
                                         $   8,718,501  $   8,921,890
                                           ============   ============


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4)  INVENTORIES
         Inventories consist of the following:



                                            March 29,      June 29,
                                              1997           1996
                                           ------------   ------------
                                            (unaudited)

            Raw materials                $   4,325,109  $   5,630,926
            Work in process                  3,122,339      2,249,579
            Finished goods                   1,246,765        853,896
                                           ------------   ------------
                                         $   8,694,213  $   8,734,401
                                           ============   ============





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

         The Company also receives funding for certain research and development costs which is used to offset research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:






                                                 Three Months Ended        Nine Months Ended
                                           ---------------------------  ------------------------
                                            March 29,      March 30,      March 29,   March 30,
                                              1997           1996          1997         1996
                                           ------------   ------------   ----------  ------------
                                            (unaudited)    (unaudited)   (unaudited) (unaudited)

          Research and development cost  $   2,008,869  $   1,974,583  $ 5,346,077 $   4,654,872
          Less funding                         273,480        388,499      531,423     1,367,322
                                           ------------   ------------   ----------  ------------
                                         $   1,735,389  $   1,586,084  $ 4,814,654 $   3,287,550
                                           ============   ============   ==========  ============



              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


6)  STOCKHOLDERS' EQUITY
         Capital stock consists of the following:




                                                            Number of Shares
                                               --------------------------------------------
                                                  Authorized       Issued and Outstanding
                                               --------------------------------------------
                                                                  March 29,       June 29,
                                                                    1996           1996
                                                                 -----------    -----------
         Preferred stock:                                        (unaudited)
             Preferred stock, $.01 par value      1,000,000           -              -
                                               ------------       ----------    ------------
                    Total preferred stock         1,000,000            -              -
                                               ------------       ----------    ------------

         Common Stock:
              Common stock, $.01 par value       10,000,000        4,455,745      4,448,375
                                               ------------       ----------    ------------
                    Total common stock           10,000,000        4,455,745      4,448,375
                                               ------------       ----------    ------------

                    Total capital stock          11,000,000        4,455,745      4,448,375
                                               ============       ==========    ============




              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7)  LONG-TERM DEBT
         Long-term debt consists of the following:



                                                  March 29,      June 29,
                                                    1997           1996
                                                ------------   ------------
                                                (unaudited)
Unsecured note payable to the bank with
  interest at bank's prime rate (8.25% at
  March 29, 1997)  payable in monthly
  principal  installment  of $67,797,
  plus interest, due December 31, 2000         $   3,050,847    3,661,017

Unsecured note  payable to the bank with
  interest at 7.19%,  payable in monthly
  principal installments of $67,797, plus
  interest, due December 31, 2000. This
  note is subject to a prepayment  penalty
  equal to the lender's lost net interest
  income resulting from any prepayment as
  defined in the loan agreement.                  3,050,847     3,661,017

Note payable to bank,  payable in monthly
  installments of $5,415 including interest,
  with any remaining  balance due in July
  1999. The interest is adjusted  to bank's
  prime  rate with a  maximum  change of 1%
  annually (8.75% at March 29, 1997). The
  Note is secured by the land and building.        452,598        472,124
                                                ----------   ------------
                                                 6,554,292      7,794,158

Less current maturities                          1,627,193      1,624,641
                                               -----------   ------------
  Long-term debt, less current maturities        4,927,099      6,169,517
                                               ===========   ============


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996

The following table compares the consolidated statements of operations for the three-month periods ended March 29, 1997 and March 30, 1996.


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 THREE MONTHS ENDED
                                          -----------------------------------------------------------------
                                            MARCH 29, 1997         MARCH 30, 1996       CHANGE    CHANGE
                                           $  (000)          %      $ (000)         %    $ (000)          %
Product sales, net                           10,124        92%      11,686        92%    (1,562)       (13%)
Research contract revenue                       247         2%         279         2%       (32)       (11%)
Other revenue                                   641         6%         716         6%       (75)       (10%)
                                          -----------  -------   -----------  -------   -------------------
       Total revenue                         11,012       100%      12,681       100%    (1,669)       (13%)

Cost of sales and revenue:
    Product sales and other revenues          6,995        64%       7,566        60%      (571)        (8%)
    Research contracts                          131         1%         141         1%       (10)        (7%)
                                          -----------  -------   -----------  -------   -------------------
       Total cost of sales and revenue        7,126        65%       7,707        61%      (581)        (8%)
                                          -----------  -------   ------------  ------   -------------------

       Gross profit                           3,886        35%       4,974        39%    (1,088)       (22%)
                                          -----------  -------   ------------  ------   -------------------

Operating expenses:
    Research and development expenses         1,735        16%       1,586        13%       149          9%
    Selling expenses                            606         5%       1,030         8%      (424)       (41%)
    General and administrative expenses         887         8%       1,175         9%      (288)       (25%)
    Acquisition-related expenses                  0         0%           0         0%         0     -
                                          -----------  -------   ------------  ------   -----------  ------
       Total operating expenses               3,228        29%       3,791        30%      (563)       (15%)
                                          -----------  -------   ------------  ------   -----------  ------

       Earnings from operations                 658         6%       1,183         9%      (525)       (44%)
                                          -----------  -------   ------------  ------   -----------  ------

Other expense:
    Interest expense                            138         1%         164         1%       (26)       (16%)
    Interest income                             (99)       (1%)       (138)       (1%)       39        (28%)
    Other expense (income)                       (1)        0%           3         0%        (4)      (133%)
                                          -----------  -------   ------------   -----   -----------  ------
       Total other expense (income)              38         0%          29         0%         9         31%
                                          -----------  ------   -------------  -----   ------------  -----

       Earnings before income taxes             620         6%       1,154         9%      (534)       (46%)

Income tax expense                              230         2%         429         3%      (199)       (46%)
                                          ----------  --------   -------------  -----   ------------  -----

       Net earnings                             390         4%         725         6%      (335)       (46%)
                                          ----------  --------   -------------  -----   -----------  ------



The following table compares the consolidated statements of operations for the nine-month periods ended March 29,1997 and March 30, 1996.





              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Nine Months Ended
                                         ----------------------------------------------------------------
                                             March 29, 1997        March 30, 1996     Change     Change
                                            $ (000)         %     $ (000)          %    $ (000)         %
Product sales, net                          27,121        90%     23,281         93%     3,840        16%
Research contract revenue                      792         3%        575          2%       217        38%
Other revenue                                2,253         7%      1,324          5%       929        70%
                                         --------------------  ---------------------  -------------------
       Total revenue                        30,166       100%     25,180        100%     4,986        20%

Cost of sales and revenue:
    Product sales and other revenues        18,682        62%     14,848         59%     3,834        26%
    Research contracts                         389         1%        290          1%        99        34%
                                         --------------------  ---------------------  -------------------
       Total cost of sales and revenue      19,071        63%     15,138         60%     3,933        26%
                                         --------------------  ---------------------  -------------------

       Gross profit                         11,095        37%     10,042         40%     1,053        10%
                                         --------------------  ---------------------  -------------------

Operating expenses:
    Research and development expenses        4,815        16%      3,288         13%     1,527        46%
    Selling expenses                         2,004         7%      2,165          8%      (161)       (7%)
    General and administrative expenses      2,621         9%      2,578         10%        43         2%
    Acquisition-related expenses                 0         0%      2,953         12%    (2,953)     (100%)
                                         --------------------  ---------------------  -------------------
       Total operating expenses              9,440        32%     10,984         43%    (1,544)      (14%)
                                         --------------------  ---------------------  -------------------

       Earnings (loss) from operations       1,655         5%       (942)        (3%)    2,597      (276%)
                                         --------------------  ---------------------  -------------------

Other expense (income):
    Interest expense                           432         1%        164          1%       268       163%
    Interest income                           (314)       (1%)      (546)        (2%)      232       (42%)
    Other expense (income)                     (22)       (0%)        12          0%       (34)     (283%)
                                         --------------------  ---------------------  -------------------
       Total other expense (income)             96         0%       (370)        (1%)      466      (126%)
                                         --------------------  ---------------------  -------------------

       Earnings (loss) before income
        taxes                                1,559         5%       (572)        (2%)    2,131      (373%)

Income tax expense                             577         2%        799          3%      (222)      (28%)
                                         --------------------  ---------------------  -------------------

       Net earnings (loss)                     982         3%     (1,371)        (5%)    2,353      (172%)
                                         --------------------  ---------------------  -------------------




Total revenue decreased in the third quarter of Fiscal 1997 by 13% to $11,012,000 but increased for the nine months year to date by 20% to $30,166,000 compared to the third quarter and nine months of Fiscal 1996. Of these sums, $3,402,000 for the third quarter and $10,525,000 for the year to date was from sales by ETO, compared to the third quarter and the year to date of Fiscal 1996 of $4,287,000. There were no sales from ETO in the first six months of Fiscal 1996 since ETO was acquired at the beginning of the third quarter of Fiscal 1996. The sales decrease in the third quarter of Fiscal 1997 compared to the third quarter of Fiscal 1996 is primarily due to a reduction of third quarter sales from ETO of 25%, primarily in the semiconductor segment, a reduction in sales in diamond systems and accessories offset by increased sales in ozone generators and systems. For the nine months of Fiscal 1997 the sales increase of 20% is primarily due to the acquisition of ETO which resulted in nine months of sales from ETO in Fiscal 1997 compared to three months in Fiscal 1996, increased sales from ozone generators and ozone systems offset by decreases in semiconductor microwave products.

Gross profits decreased by $1,088,000 or 22% in the third quarter of Fiscal 1997 and increased by $1,053,000 or 10% for the year to date compared to the prior comparative periods in Fiscal 1996. Gross margins as a percent of sales decreased to 35% in the third quarter and 37% for the year to date of Fiscal 1997 compared to 39% in the third quarter and 40% for the year to date of Fiscal 1996. ETO's gross margin historically has been lower than ASTeX primarily due to lower prices in a more competitive market.

Without the acquisition of ETO the gross margin as a percent of sales would have been 42% in the third quarter and 44% for the year to date of Fiscal 1997 compared to 45% in the third quarter and 42% for the year to date of Fiscal 1996. The Company's gross margin decreased 2% in the third quarter of Fiscal 1997 but improved by 1% year to date in Fiscal 1997 compared to the third quarter and year to date in Fiscal 1996. The third quarter's decrease is primarily due to lower margins in diamond systems due to lower sales volume. The 1% improvement in the year to date gross margin is due to continued efforts to lower the Company's cost of sales. The semiconductor segment is a highly competitive market that will require continued cost improvement in order to maintain existing margins. The Company anticipates that downward price pressure due to the downturn in the SCEM market could impact future gross margins, although the Company continues to invest heavily in cost reductions and new product development as a means to improve gross margin.

Research and development expenses increased by $149,000 or 9% in the third quarter of Fiscal 1997 and increased $1,527,000 or 46% for the year to date compared to the third quarter and year to date of Fiscal 1996. The Company continues to make significant investments in research and development in the semiconductor, medical and diamond business segments in order to support future growth. Outcomes of these investments will be anticipated new product introductions in Fiscal 1997 such as an advanced compact integrated microwave plasma source. This product will be used for photoresist stripping by leading SCEMs, and ramping up production began in the third quarter of Fiscal 1997. The Company anticipates comparable expense spending as a percent of sales though Fiscal 1997.

Selling expenses decreased to 5% of sales in the third quarter of Fiscal 1997 and decreased to 7% for the year to date compared to 8% of sales in the third quarter of Fiscal 1996 and 8% for the Fiscal 1996 year to date. Year to date gross spending decreased by 7% primarily due to cost reduction efforts.

General and administrative expenses decreased to 8% of sales in the third quarter of Fiscal 1997 and decreased to 8% of sales for the year to date for Fiscal 1997 compared to 9% of sales in the third quarter of Fiscal 1996 and 10% of sales for the year to date for Fiscal 1996. The Company anticipates comparable expense spending though Fiscal 1997.

In the second quarter of Fiscal 1996, in order to establish the fair value of the ETO assets acquired and liabilities assumed, a valuation process was performed. In connection with the ETO acquisition, in process research and development and acquisition related expenses totaled $2,953,000 and were expensed in the second quarter of Fiscal 1996. There are no similar expenses for the second or third quarter of Fiscal 1997.

Earnings from operations for the third quarter of Fiscal 1997 were $658,000 and $1,655,000 for the year to date. This compares to earnings of $1,183,000 in the third quarter of Fiscal 1996 and year to date losses of $942,000 in Fiscal 1996. Of the year to date Fiscal 1996 losses, $2,953,000 was due to in process research and development and acquisition related expenses. Without these one time expenses, year to date Fiscal 1996 earnings from operations would have been $2,011,000.

Interest expense was $138,000 in the third quarter of Fiscal 1997 and $432,000 for the year to date which compares to interest expense in the third quarter and year to date of Fiscal 1996 of $164,000, which is interest for one quarter in Fiscal 1996 compared to interest expense for three quarters in Fiscal 1997. The increase in interest expense is primarily due to two bank notes incurred as part of the financing of the ETO acquisition. Interest income was $99,000 in the third quarter of Fiscal 1997 and $314,000 for the year to date compared to $138,000 in the third quarter of Fiscal 1996 and $546,000 for the year to date. The decrease in interest income is primarily due to having less cash investments than in the prior fiscal year due to the cash used for the ETO acquisition.

Income tax expense was $230,000 in the third quarter of Fiscal 1997 and $577,000 for the year to date. This compared to $429,000 in the third quarter of Fiscal 1996 and $799,000 for the year to date.

ETO contributed $3,402,000 in sales or 31% of the total Company's sales in the third quarter of Fiscal 1997 and $10,525,000 or 35% for the year to date compared to $4,287,000 or 34% for the third quarter of Fiscal 1996 and $4,287,000 or 17% year to date. ETO has been profitable for the year to date, however the acquisition has been dilutive to earnings, which is consistent with the impairment of goodwill write-off that the Company took in the fourth quarter of Fiscal 1996. Without ETO, year to date earnings per share would have been $0.32 rather than $0.22. However, the Company anticipates that ETO will not be dilutive in the future due to new business at major SCEM's.

The Company's backlog consists of purchase orders for products and research and development contracts. At March 29, 1997 the Company's backlog was $11,142,000 (consisting of $10,557,000 for products and $585,000 for research contracts) compared to backlog at March 30, 1996 of $10,910,000 (consisting of $9,884,000 for products and $1,026 for research contracts). The Company expects to complete all product backlog during the next 12 months. The backlog excludes supply agreements with certain SCEM's. Shipments under these agreements were $1,256,000 for the third quarter of Fiscal 1997 and $3,133,000 for the year to date compared to $1,298,000 in the third quarter of Fiscal 1996 and $4,397,000 for the year to date for Fiscal 1996. The supply agreements, as well as certain government contracts, typically provide for modification or cancellation with little or no penalty.

The backlog at March 29, 1997 is a all-time record high end-of-quarter for the Company. The previous record was the year earlier figure at March 30, 1996. This record backlog was driven by record bookings during the third quarter of Fiscal 1997 of $15,627,000 which includes $1,256,000 of shipments under supply agreements. These record bookings also yielded a record book-to-bill for the Company of 1.42. Based on the strength of these bookings and backlog, the Company expects improved performance in the fourth quarter compared to the first three quarters of Fiscal 1997.

The Company does not expect inflation to have a material effect on its operations. The Company does not know of any environmental issues that would have a material effect on its operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1997 the Company had cash, short term marketable investments and long-term investments of $7,063,000 with working capital of $18,443,000 compared to March 30, 1996 when the Company had had cash, short term marketable investments and long-term investments of $5,531,000 with working capital of $15,220,000.

For the first nine months of Fiscal 1997, the Company provided cash of $1,774,000 from operating activities and used cash of $42,000 for investing activities. Cash used for investing activities was primarily $1,299,000 used to purchase investments, off-set by sales of $1,991,000 of investments, and the addition of fixed assets and patents for $734,000. The Company used cash of $1,151,000 for financing activities, primarily for repayment of notes payable.

For the nine months ended March 30, 1996, the Company used $2,333,000 for operating activities and $7,445,000 for investing activities. Cash used for investment activities consisted of $12,318,000 for the acquisition of ETO (less cash acquired with the acquisitions of ETO and NES), fixed assets and patent additions of $2,131,000, and a $250,000 equity investment in Low Entropy
Systems, Inc., offset by the reduction of short term investments. Cash of $10,033,000 was provided from financing activities, primarily $8,000,000 of proceeds from notes payable to State Street Bank (used in the acquisition of ETO), $1,918,000 from issuance of common stock through the exercise of private placement warrants and incentive stock options, and short term borrowing under a line of credit for $391,000, which has been repaid in Q4 of fiscal 1996. At March 30, 1996 a total of 159,237 warrants had been exercised to purchase common stock at a price of $9.60 per share, which provided funds of $1,529,000 during the nine months ending March 30, 1996.

The Company has two unsecured promissory note agreements with State Street Bank and Trust Company, as described in footnote 7. In addition the Company has a credit facility with State Street Bank and Trust Company which consists of a $2 million unsecured demand line of credit for working capital purposes. There were no outstanding borrowings at March 30, 1996. The credit facility expires November 30, 1997, and the Company anticipates that the line of credit will be renewed.

The Company continues to use its cash resources for development of new products, expanding sales and marketing, performing collaborative product development projects, and for general working capital. The Company continues to seek joint ventures and/or acquisitions that will enhance the Company's position in the market while increasing revenue growth and profitability.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 125, Earnings per share, in February 1997. This Statement establishes new standards for computing and presenting earnings per share ("EPS"). This Statement changes the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15 ("Opinion No. 15"), Earnings per share, and makes them comparable to international EPS standards. It replaces presentation of primary EPS with a presentation of basic EPS. It also requires the presentation of basic diluted EPS on the face of the income statement for all entities with complex capital structures.

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

If the provisions of this Statement had been applied to the three months and nine months ended March 29, 1997 and March 30, 1996 basic EPS would have been materially the same as the earnings per share presented in the accompanying consolidated financial statements. The Company has not calculated diluted EPS under the provisions of this statement.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Computation of Per Share Earnings



                                     Three Months Ended           Nine Months Ended
                              --------------------------------------------------------------

                               March 29,       March 30,        March 29,       March 30,
                                 1997             1996            1997             1996
                              ------------    -------------    ------------    -------------
                                (unaudited)     (unaudited)      (unaudited)   (unaudited)

Net earnings (loss)         $     390,399   $  $    724,997        981,903   $   (1,370,598)
                              ============    =============    ============    =============

Primary earnings (loss) per
  share:
      Weighted average common
      shares outstanding...     4,447,976        4,421,885       4,446,777        4,133,581
      Dilutive stock options
      and warrants...              82,674          134,818          82,674          146,965

                              ------------    -------------    ------------    -------------
                                4,530,650        4,556,703       4,529,451        4,280,546
                              ============    =============    ============    =============

Earnings (loss) per share...$        0.09     $       0.16     $      0.22     $      (0.32)
                              ============    =============    ============    =============

Fully diluted earnings (loss)
 per share:
      Weighted average common
      shares outstanding...     4,447,976        4,421,885       4,446,777        4,133,581
      Dilutive stock options
      and warrants...              82,674          153,116          82,674          153,117

                              ------------    -------------    ------------    -------------
                                4,530,650        4,575,001       4,529,451        4,286,698
                              ============    =============    ============    =============

Earnings (loss) per share...$        0.09     $       0.16     $       0.22    $      (0.32)
                              ============    =============    ============    =============




SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:       May 1, 1997


         APPLIED SCIENCE AND TECHNOLOGY, INC.
         (Registrant)



         /S/ Richard S. Post
         -----------------------------------
         Richard S. Post
         President & Chairman of the Board



         /S/ John M. Tarrh
         ----------------------------------
         John M. Tarrh
         Senior Vice President
         Principal Financial Officer