Form 10-K
period 1997-06-28
APPLIED SCIENCE & TECHNOLOGY INC
filed 1997-09-26
CIK 912842

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 28, 1997
                        COMMISSION FILE NUMBER 0000912842

                            -----------------------

                      APPLIED SCIENCE AND TECHNOLOGY, INC.
                         (Name of Issuer in its Charter)
                             -----------------------

           DELAWARE                                      04-2962110
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification Number)

 35 CABOT ROAD, WOBURN, MASSACHUSETTS                    01801-1053
(Address of Principal Executive Offices)                 (Zip Code)

                            -----------------------

                                 (781) 933-5560
              (Registrant's Telephone Number, Including Area Code)

                            -----------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 Title of Class
                                 --------------

                          COMMON STOCK, $0.1 PAR VALUE
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                            -----------------------

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES X       NO
                                    ---        ---

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OR REGISTRATION S-B IF NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                                    ---


The Issuer's total revenues for its most recent fiscal year were $ 47,967,138.

The aggregate market value of the shares of Common stock, held by non affiliates, based upon the average of the closing bid and asked prices for such stock on September 24, 1997 was approximately $75,595,000. As of September 24, 1997, 4,556,899 shares of Common Stock, $.01 par value per share, were issued and outstanding.

================================================================================








ITEM 1.  BUSINESS


INTRODUCTION

Applied Science and Technology, Inc. (the "Company" or "ASTeX") is a leading provider of innovative production technology for the manufacture of advanced semiconductor devices. The Company's products are typically used in plasma production techniques in which gases are heated to form a plasma which chemically interacts with a substrate material. Based on its estimates of the market, management believes that the Company is the leading worldwide supplier of plasma equipment to its markets.

The Company provides patented and proprietary components and subsystems, as well as engineering and scientific expertise, to semiconductor capital equipment manufacturers ("SCEMs") for semiconductor production. This equipment performs essential process steps and includes plasma sources and subsystems and specialty power sources and subsystems for photoresist stripping, passivation, etching, thin film deposition and surface cleaning; and ozone generators and subsystems for low-temperature deposition of insulating layers in integrated circuits. ASTeX's major customers include Applied Materials, Inc. ("Applied Materials"), GaSonics International, Inc. ("GaSonics"), Lam Research Corporation ("Lam Research"), and Watkins-Johnson Company ("Watkins-Johnson"). Their customers (IBM, Intel, Motorola, et al.) use ASTeX equipment to manufacture the latest generation of advanced memory devices and microprocessors such as Pentium and PowerPC chips.

ASTeX markets the same underlying core technology for medical, electro-optic and synthetic diamond applications. Products include specialty power sources covering the power delivery spectrum including direct current ("DC"), radio frequency ("RF"), and microwave generators. These are sold to medical capital equipment manufacturers ("MCEMs") for use in magnetic resonance imaging ("MRI"), medical equipment sterilization, and medical lasers. The Company provides specialty power supplies for digital projection applications in the electro-optics market, and for laser marking.

Outside of the semiconductor market, the Company's plasma processing equipment is used to produce synthetic diamond using a chemical vapor deposition ("CVD") process. Diamond is an ideal material for a wide variety of uses because of its extreme hardness, excellent thermal conductivity, and other unique properties. Based on its estimates, management believes that the Company continues to be the leading commercial equipment supplier to this market.

An M.I.T. spin-off founded in January 1987, the Company has achieved profitability in nine of the last 11 years and year-to-year revenue growth in 10 of the last 11 years. The Company completed an initial public offering in November 1993 which raised net proceeds of approximately $15.9 million to fund R&D activities, expand manufacturing facilities, fund increased sales and marketing efforts, fund increased inventory and accounts receivable, fund the acquisition of complementary businesses and provide general working capital. The Company's balance sheet at June 28, 1997 includes $4.5 million of cash and investments, $17.0 million of working capital, tangible net worth of $20.1 million, a current ratio of 2.8 to 1 and long term debt of $6.4 million, excluding current maturities.

For the fiscal year ending June 28, 1997 ("Fiscal 1997"), the Company achieved record revenues for the year of $48 million, a 23% increase over the $39.1 million reported in the prior fiscal year ending June 29, 1996 ("Fiscal 1996"). Net earnings for the year were $938,000, or $0.19 per share fully diluted, including an in-process research and development ("R&D") write-off of $1.5 million associated with the acquisition of Converter Power, Inc. ("CPI") in the fourth quarter. This performance occurred during a severe downturn in the semiconductor capital equipment industry during the first three quarters of Fiscal 1997.

The Company continued to invest heavily in R&D during Fiscal 1997, leading to a series of new product introductions and design wins. During the year, the Company added record levels of supply agreements and continued to strengthen its overall capability both through additions to the senior management team and through the acquisition of CPI. Management believes that ASTeX is well positioned as an enabling supplier of advanced technology solutions.


MARKETS

The Company's primary market consists of subsystems for semiconductor processing, sold to SCEMs. The Company markets its specialty power supplies to MCEMs for diagnostic imaging, medical equipment sterilization, and dermatology and to other OEMs for industrial lasers and electro-optic applications. The Company markets its plasma equipment outside the semiconductor industry to end users for producing CVD diamond and for other industrial applications.

SUBSYSTEMS FOR SEMICONDUCTOR PROCESSING

The Company's power supply, plasma and ozone production technologies are used in semiconductor manufacturing equipment. According to Dataquest, Inc. ("Dataquest"), a market research and consulting firm, the world market for silicon wafer processing equipment is expected to increase from $21.70 billion in 1996 to $38.1 billion in the year 2000. However, Dataquest predicts a decline of around 10% in 1997, to $19.6 billion. The component segment of this market, which is available to ASTeX, is estimated by management to be approximately $600 million per year and projected to grow to more than $1 billion over the next five years. Management believes that the total available market for ASTeX in this industry can be expanded significantly through the development or acquisition of complementary product lines.

Segments of the market, particularly the plasma etch and deposition segments currently served by the Company, are expected to grow at a rate faster than the overall market. According to Dataquest, critical market needs include high-density plasmas for dry etch processes for fabricating dynamic random access memory ("DRAM") and logic devices, as well as plasma deposition sources for intermetal dielectric and metallization for fabricating advanced microprocessors. The fabrication of these newer, more complex devices employs the microwave and RF plasma and ozone production technologies offered by the Company.

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

Technology shifts within the industry also provide significant new opportunities for the Company. In particular, the transition to finer line widths (e.g. 0.25 micron and below) and to larger wafer sizes (from 200 mm to 300 mm) provide opportunity for customers to adopt the Company's products which enable these transitions to take place.

Another factor affecting the Company's growth has been the structural changes in the SCEM market. As this industry grows and matures, many of the large SCEMs are working more directly with companies such as ASTeX in order to implement the concept of lean manufacturing. Under this concept, suppliers provide a more fully integrated, complete subsystem solution rather than supplying individual components. This offers advantages of reduced cycle times, reduced fixed costs, and a reduced number of suppliers with the overall result of improved efficiency for the SCEM. ASTeX has been able to take advantage of this transition by working with its customers to develop and deliver integrated solutions and through this process to establish its strategic position as a leading supplier of advanced technologies to the semiconductor capital equipment industry.

SPECIALTY POWER SUPPLIES

The Company supplies critical RF power subsystems for diagnostic imaging and medical equipment sterilization applications, and DC switching power supplies for medical and industrial lasers and electro-optics.

MRI is a diagnostic imaging modality which uses RF energy to excite the body's hydrogen molecules in a strong magnetic field. The excited molecules produce a radio signal that can be translated into images. MRI competes with x-ray and CT (computed tomography) imaging systems. MRI is especially effective in imaging soft tissue (brain) and tissue surrounded by bone (spinal cord).

The MRI market experienced significant growth in the late 1980s due to the rapid expansion of the installed base in the U.S. Currently, the worldwide growth rate is estimated between 5 and 10% annually. ASTeX is a leading supplier of RF linear amplifiers to the MRI equipment market. Management estimates that the total available MRI market for products currently offered by the Company is approximately $25 million.

ASTeX provides RF power subsystems to a manufacturer of a medical equipment sterilization system which received FDA approval in late 1993. This system uses an RF-excited plasma to remove contaminants and sterilize medical instruments and material without leaving toxic residue. The system has been well received in the market worldwide. The plasma-based method competes with high temperature steam autoclaves and low temperature chemical baths. The plasma-based method significantly reduces instrument wear caused by the steam autoclave and eliminates the handling of toxic chemicals inherent with the chemical baths. Management anticipates that sales of these systems could grow significantly over the next several years.

The Company provides a complete line of DC switching power supplies to a number of medical and industrial laser manufacturers. In the medical laser market, strong growth is being driven by increasing demand following FDA approval for dermatology procedures, including hair and wrinkle removal. Use in urology and arthroscopic applications is growing at a moderate pace.

Use of continuous wave ("CW") YAG lasers for marking is a rapidly growing market with many new applications. Date or product code marking of food and medical packaging with a laser has replaced ink in many products. Metal, plastic and paper products use marking lasers for serial numbers to reduce cost and increase throughput.

In the electro-optics market, the Company provides DC switching power supplies for digital projection applications and medical endoscopy.

The Company's focus on specialty power supplies is driven by the technological synergies with, and need for, these types of products in the semiconductor market,  and by the  desire to  balance  the  cyclicality  of the  semiconductor industry by commercializing this common technology in areas outside of semiconductor processing.

PLASMA PROCESSING

The largest opportunity for the Company's plasma processing equipment outside of the semiconductor industry is focused on a new way to produce synthetic diamond using a CVD process. Diamond has a unique combination of physical characteristics that are not found in other materials. Diamond is the hardest readily available material, can be highly transparent, and at room temperature is the best thermal conductor (conducting heat five times better than copper). In addition, diamond is an excellent electrical



insulator  and,  conversely,   when  controlled  quantities  of  impurities  are
introduced, becomes a semiconductor. Diamond is also resistant to most chemicals and to radiation and, when polished, is almost frictionless.

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

Industry analysts have projected the global CVD diamond industry to grow to revenues of $800 million by the year 2000. Current estimates for this market are less than $100 million in estimated revenues in 1997. As a result, the Company believes it will take longer for the industry to expand to this level, perhaps until 2010. The annual equipment market available to ASTeX at that time is estimated by management at between $100 and $200 million.

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

The Company also sells its plasma processing products for advanced industrial processes for a variety of applications.

CURRENT PRODUCTS

Virtually all of the Company's products including its ozone generators and systems are based on either RF, microwave or plasma technologies. These technologies represent the confluence of the Company's core technical competencies in plasma physics and chemistry, high-voltage switching power supplies, RF and microwave engineering, and integrated systems engineering. The Company's products range from fully-integrated turnkey systems for ozone delivery or CVD diamond production to DC, RF, microwave, plasma and ozone components designed for high-volume original equipment manufacturers.

The Company produces a broad range of plasma systems for chamber clean and photoresist strip, combined RF/microwave power and control systems, microwave plasma sources, DC, RF and microwave power generators, turnkey ozone supply systems for deposition and wet bench applications, and ozone generators that are sold to OEMs and end-users along with the Company's engineering and technical support. In addition, the Company sells a large selection of auxiliary components and spare parts often combining or integrating these components to meet a customer's specific configuration requirements.

The RF and microwave generators range in price from $7,500 to $40,000 and are used to provide precise stable energy to plasma sources utilized for etch, strip and CVD applications. Plasma systems and combined RF/microwave power and control systems offer integrated solutions to etch, strip and CVD applications that provide the Company's technology expertise and support, reduced cost and improved time to market to SCEMs. The Company's systems range in price from $20,000 to $75,000. Microwave plasma sources generally range in price from $17,500 to $125,000 and are used for the same applications but are typically fully integrated onto the customer's machines by ASTeX. Ozone generators and turnkey ozone systems generally range in price from $12,500 to $140,000 and are used to deliver high-purity ozone for film deposition and wafer cleaning applications. Typical products manufactured with all of these devices include advanced microprocessors and DRAMs. Each of these products can be used to perform several steps of the manufacturing processes for these devices.

RF amplifiers used in magnetic resonance imaging ("MRI") systems range in price from $18,600 to $36,000. RF generators used in medical equipment sterilization systems are priced between $2,900 and $3,500. The Company offers a range of DC switching power supplies for medical and industrial lasers and electro-optic applications which range in price from $300 to $7,100, with an average selling price of approximately $3,000.

The Company's diamond deposition products include such standard plasma deposition systems as the AX6300 through the AX6560. These diamond reactors are primarily used in the production of bulk diamond for thermal management applications and in research and development for coating tools and for electronics applications. The base price of the AX6300 is approximately $300,000 and the base price of the AX6500 is approximately $450,000.

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

PRODUCTS UNDER DEVELOPMENT

During Fiscal 1997, the Company completed the development of its Chemical Plasma Source ("CPS") that is an integrated solution for photoresist strip applications. The product has been accepted under a volume supply agreement for integration into a new generation of etch equipment and shipments are expected to increase in Fiscal 1998 as the new equipment is accepted in the market place.

During Fiscal 1997, the Company also completed development and introduction of three-channel and four-channel combined RF/microwave power and control systems for oxide etch and insulator deposition. These products were accepted under a volume supply agreement and production was ramped in the last half of the year. Revenues from these products are expected to increase significantly in Fiscal 1998 as the new equipment is accepted in the market place.

The Company has continued development of multiple models of a turnkey ozone delivery system which incorporates the Company's plasma, power supply and systems engineering expertise. These products are based on the ASTeX modular platform which is then customized to meet a particular customer's requirements. These systems are now in volume production for the Company's SCEM customers.

The Company is in the release phase for a new ozone generator product, SOLO3(TM). The product is an extension of the patented, high performance, reliable ASTeX AX8000 ozone generator technology, offering no-dopant ozone generation and lower cost of ownership. The Company plans to offer the product to existing customers as well as pursue a new product application, wet bench cleaning, where ozonated fluids (de-ionized water, sulfuric acid and HCl) offer lower cost and/or environmentally acceptable solutions for a wide range of cleaning applications.




The Company is developing an atomic fluorine generator, ASTRON(TM), for chamber clean applications. Producing a high flux of atomic fluorine allows for high-rate processing while a compact, integrated design allows for easy integration with semiconductor production tools. Introduced in July 1997, the Company expects to offer initial shipments in limited quantities in the first half of Fiscal 1998 with production ramping in the second half of the year.

The Company is developing a new line of intelligent microwave power supplies, SmartPower(TM), primarily for use in the semiconductor industry. Introduced in July 1997, these generators offer lower cost of ownership with the inclusion of advanced self-diagnostics for maximum uptime and precision power measurement capability for process repeatability. These generators are expected to go into production in the second half of Fiscal 1998.

The Company is developing high performance RF linear amplifiers for advanced MRI applications. In addition, new RF generator technology is being developed for use in medical equipment sterilization systems. The Company is developing several new DC switching power supplies for medical applications to offer improved price/performance. These are expected to go into production during Fiscal 1998.

During Fiscal 1997, the Company upgraded the power capability of the AX6600 from 75kW to 100kW to increase the throughput of this production diamond deposition system. The Company is working to improve the reactor design to further enhance throughput. The Company is now looking to place early production units of this product with key CVD diamond customers.

RESEARCH AND DEVELOPMENT

The Company's research and development strategy is focused on deep involvement in understanding the unique technical problems faced by those in the industries it serves and, in particular, its current customer base.

During Fiscal 1997, 1996, and 1995, total research and development expenses (including expenses attributable to certain research contracts which are expensed as incurred and included in cost of revenue) were approximately $8.7 million, $6.9 million, and $4.1 million or 18%, 18% and 20% of the Company's revenues, respectively. The Company also receives funding for certain research and development costs which is used to offset these research and development expenses. Internally funded research and development expenditures, net of funding received, were approximately $7.3 million, $5.0 million and $2.8 million during Fiscal 1997, 1996, and 1995, respectively. Due to the highly technical nature of the Company's business, rapidly expanding markets, and new technologies under development, management expects to continue to expend significant funds in future years on research and development activities. Management expects that it will continue to fund a significant portion of its research and development expenses through customer development contracts, government funded research, and cash flows from operations. The Company intends to supplement these available cash resources by using possible future joint ventures or collaborative research with other manufacturers and government laboratories to develop new products and processes.

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

During Fiscal 1995, the Company completed a $1.5 million contract with the Defense Advanced Research Projects Agency ("DARPA") to develop CVD diamond substrates for thermal management applications in multi-chip modules. The success of this contract resulted in a continuation of funding in Fiscal 1996 by DARPA in the amount of $900,000. Management anticipates a continuation of this contract to provide diamond material for a military application with a major government supplier as a subcontractor. Recently, the Company was awarded a continuation of a Phase II Small Business Innovative Research ("SBIR") program from DARPA for the development of diamond deposition at low temperatures.

The Company has been awarded a Phase II SBIR follow-on grant by National Science Foundation ("NSF") to conduct work in ionized physical vapor deposition ("PVD") processes for producing specialty materials. Furthermore, two Phase I SBIR contract proposals have received technical approval from the Department of Energy. These contracts await administrative and appropriation clearance prior to final award of contracts. The Company is currently collaborating with several major firms and anticipates awards or continuation of awards with a number of partners for additional government funding for diamond and specialty materials development.

Supporting the Company's research and development group are 13 Ph.D.s as well as 21 engineers and scientists holding masters degrees. A number of other electrical, mechanical and process engineers as well as external consultants and designers support the Company's research and development programs. Management believes that these individuals constitute one of the largest groups of engineers and scientists assembled in these fields in a commercial enterprise.

SIGNIFICANT CUSTOMERS AND CONTRACTS

During Fiscal 1997, 1996, and 1995, Applied Materials accounted for approximately 38%, 45%, and 41% of the Company's consolidated total revenue. Phillips Medical Systems accounted for approximately 10% of the Company's total revenue in Fiscal 1997. The loss of Applied Materials or Phillips Medical Systems would have a materially adverse effect on the Company. No other customer accounted for more than 6% of total revenue in Fiscal 1997.

While sales to Applied Materials represents a large fraction of the Company's total revenues, Applied Materials is the world's leading SCEM and it typically dominates the market areas it serves. Therefore, the Company's sales to Applied Materials are consistent with Applied Materials' market share. The Company's strategy for reducing the total percentage of revenues due to Applied Materials is to increase product revenues from other major SCEMs by increasing the range of products offered by the Company and by expanding the range of semiconductor process applications for which the Company's products can be used. The Company is also exploring the opportunity of acquiring complementary businesses with established sales organizations and complementary product lines and customers.





In the semiconductor market, the Company sells DC, RF and microwave generators and subsystems, microwave plasma sources and subsystems, and ozone generators and subsystems to Applied Materials, GaSonics, Lam Research, Quester Technology, Ulvac, Varian, Watkins-Johnson and a number of others. During Fiscal 1997, the Company received new supply agreements and additions to existing supply agreements from major semiconductor capital equipment manufacturers totaling $46,000,000. These multi-year supply agreements typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

The Company is the leading worldwide supplier of diamond deposition systems and components to companies producing CVD diamond and products incorporating CVD diamond, and to researchers exploring the use of CVD diamond. The Company estimates it has an installed base of reactors and systems for diamond production and development in excess of 200 units worldwide. Diamond and ECR customers in Fiscal 1997 include major U.S.-based industrial and research firms, European commercial and governmental R&D organizations and many others worldwide. During Fiscal 1997, the Company continued its penetration of the Japanese market with sales of several of its diamond deposition sources and systems. Customers in Japan include major industrial companies as well as universities and research institutions.

The Company also sells systems and components to a number of researchers in industrial, university, and government laboratories for a wide variety of applications, including the Naval Research Laboratory, duPont, NASA, and many others.

MARKETING AND SALES

The Company markets its products through various channels, including its management and research personnel as well as a direct sales and marketing group of 20 persons. The Company maintains direct sales and marketing activities through its Woburn, Massachusetts, headquarters as well as its Beverly, Massachusetts, site, its Santa Clara, California, technical sales and support office, its Austin, Texas, support office and its Colorado Springs, Colorado, site. The Company also employs 32 independent sales representatives and distributors in the U.S., Europe, and the Far East. The Company has historically generated a significant level of its total revenue from sales in the Far East and Europe, which the Company expects to continue. The Company is exploring the possibility of establishing separate ventures in the Far East and Europe with organizations which have established sales groups in these territories.

MANUFACTURING AND SUPPLIES

The Company's products are manufactured in facilities at Beverly, Newton, and Woburn, Massachusetts, Colorado Springs, Colorado and Modesto, California. Many of the components for the Company's products are manufactured by a number of suppliers, and final assembly, integration, testing, and quality assurance are then performed by Company personnel at the Company's facilities. The Company typically provides one year warranties for its products. The Company obtains many components and ships many of its products under "just-in-time" arrangements. The Company relies on certain (fewer than 5) foreign manufacturers for certain components but believes that these components could be obtained elsewhere if needed or that the Company's products could be redesigned to use alternative suppliers' products. However, no assurance can be given that other supply sources would be available without significant delay or increased cost.

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

The Company's strategy is to compete on the basis of its technical expertise, core competencies, established reputation and customer relationships, its sponsor base which provides funding for research and development of products, and its key personnel, many of whom are recognized experts in the fields of microwave plasma technology, semiconductor processing technology, and diamond production. The advanced materials field, and particularly the semiconductor and CVD diamond fields, are undergoing significant technological change. The Company expects plasma processing and CVD diamond technology to continue to develop. The Company's success will depend upon its ability to maintain a competitive position for its products in the marketplace. To do so, the Company must develop and enhance its technology and products to keep pace with technological changes in production equipment and advanced materials processes. In addition, the Company must have world-class manufacturing capabilities in order to meet the needs of its customers.

The loss of any of its key employees to a competitor could adversely affect the Company's competitive position. The Company believes that a number of factors will affect its competitive position in the future, including its ability to develop and manufacture new products that meet the needs of its markets and respond to competitive developments and technological changes; its ability to manufacture its products on a cost effective basis; continued market acceptance; its ability to retain a highly qualified scientific and engineering staff; and general domestic and international economic conditions; and exchange rates.

The Company believes its major competitors for RF generators and amplifiers to be ENI, a subsidiary of Astec (BSR) Plc, Advanced Energy Industries, Inc., RF Power Products, Inc., Comdel, Erbtec Engineering, and Analogic. The Company believes its major competitors for DC switching power supplies to be ALE
Systems, Analog Modules, and Kaiser Systems for laser applications, and Buhl, Tectrol, and Walker Power for electro-optics.

The Company believes that it is the leading worldwide supplier of CVD diamond production systems and sources. Nonetheless, many companies and academic institutions have developed and are capable of developing competing products based on technologies similar to the Company's or on other technologies. A number of organizations, including Crystallume, DeBeers, Diamonex, Inc. (a division of Monsanto Corporation), General Electric, and Norton Corporation are developing new diamond coating technologies, although most are not currently involved in the sales of diamond production equipment. Several companies make CVD diamond equipment for internal use only and not for sale. No assurance can be given that these companies will not sell CVD diamond equipment to outside customers. Existing customers may also seek to develop proprietary equipment and processes, which could adversely impact the Company's business. Several companies, including SI Diamond, are seeking to develop new methods for manufacturing diamond, utilizing different techniques, which may become competitive with the Company's equipment. There are additional competitors in the diamond market in Europe and Japan, several of which are seeking to sell their products in other countries. Many of these potential competitors are well established, and several have substantially greater financial resources than the Company and have established success in the development, sale and service of competitive products. No assurance can be given that these or other firms will not develop new or enhanced products which are more effective than any that have been developed by the Company.

PATENTS AND PROPRIETARY INFORMATION





The Company currently owns 16 U.S. patents and one Canadian patent, and has three applications in various stages of preparation and filing. All pertain to microwave plasma processes and devices or reactive gas generation devices. The earliest of the issued patents considered material to the Company's business expires in 2004. As a qualifying small business, the Company has retained commercial ownership rights to proprietary technology developed under various U.S. and government contracts and grants, including SBIR contracts. The Company also has joint development agreements with industrial and commercial partners which may result in sole or joint ownership rights to proprietary technology developed under those agreements. The Company has three U.S. registered trademarks: (1) ASTeX(R) (stylized letters), (2) Plasma Dome(R) and (3) Applied Science and Technology, Inc.(R)

During Fiscal 1997, ASTeX registered one new trademark and received five new patents. In September 1996, ASTeX obtained a patent on the design of its AX6500 Diamond Reactor which is particularly adapted to form an enlarged symmetric plasma for uniformly processing large substrates. In October 1996, a patent was received for fluid-cooled dielectric windows for plasma applicators used in producing reactive gases for processing applications. Two patents issued in April 1997: one for ASTeX's SmartMatch and the other for its fluid-cooled microwave plasma applicator for absorbing fluids. The Company's ozone generator cell and system patent was issued in June 1997.

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

GOVERNMENT REGULATION

The Company has entered into certain U.S. government contracts which require compliance with applicable government regulations. The Company's contracts with the U.S. government consist primarily of research and development contracts, many of which are awarded under the SBIR program or through DARPA. Research and development contracts are generally subject to competitive bidding and extensive regulation and are generally subject to cancellation at the U.S. government's sole discretion. The Company is required to obtain approval from the Department of Commerce for the export of certain equipment.

BACKLOG

The Company's backlog consists of purchase orders for standard products and contracts for research and development. At June 28, 1997 the Company's backlog was approximately $13,754,000 of which $13,340,000 was for standard products and $414,000 was for research contracts. The backlog at June 29, 1996 was $7,870,000 of which $7,103,000 was for standard products and $767,000 was for research contracts. The Company expects to complete all standard product backlog during the next six months and all research contact backlog during the next twelve months. The backlog figures exclude orders under three supply agreements with major semiconductor capital equipment manufacturers. During Fiscal 1997, the Company received new supply agreements and additions to existing supply agreements for a total of $46,000,000. These multi-year supply agreements, as well as certain government contracts, typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

EMPLOYEES

As of June 28, 1997, the Company employed 427 persons on a full-time basis, of which 87 were temporary hires. The Company employs 38 persons in administration, 20 in sales and marketing, 79 in research and development and 203 in manufacturing. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  FACILITIES

The Company occupies approximately 49,000 square feet of leased space in Woburn, Massachusetts for its principal executive offices, research and development center and manufacturing activities. This lease, amended to terminate on June 30, 2000, provides an additional 11,000 square feet in Fiscal 1998. The lease contains further extension provisions allowing expansion up to 120,000 square feet in the Woburn area during the term of the lease. The current rent for this facility is $44,417 per month, subject to increase as space is added at the then current lease rate for the existing space and also subject to annual adjustment for certain increases in the Consumer Price Index. ASTeX CPI occupies approximately 31,000 square feet of leased space in Beverly, Massachusetts. The Company has a five year lease on this facility which expires in September, 2000, and which can be extended for an additional five years. The current rent for this facility is $17,467 per month. The Company owns the 25,000 square feet of office, lab and manufacturing space of its ETO subsidiary located in Colorado Springs, Colorado. The Company maintains office and manufacturing facilities in Newton, Massachusetts in approximately 3,500 square feet of leased space. This lease expires on June 30, 1998. The rent for this facility is $4,262 per month. The Company maintains office and manufacturing facilities in Modesto, California in approximately 11,500 square feet of leased space. This lease expires on February 28, 2000. The rent for this facility is approximately $5,831 per month. The Company also maintains a sales and service office in 2,600 square feet of leased space in Santa Clara, California. The rent for this space is $3,640 per month and the lease expires on June 30, 1998.

ITEM 3.   LITIGATION

The Company is not involved in any litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1997 through the solicitation of proxies of otherwise.






                                     PART II


ITEM 5.           MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock and Redeemable Warrants have been traded on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ/NMS") under the symbols "ASTX" and "ASTXW," respectively. On September 24, 1997, the closing bid and ask prices for the Corporation's Common Stock as reported by NASDAQ/NMS were $21 5/8 and $21 7/8, respectively, and the bid and asked prices for the Redeemable Warrants were $3 1/2 and $3 3/4, respectively. The Redeemable Warrants have been called for redemption by the Corporation. The redemption date is October 7, 1997. As of September 24, 1997, the Corporation had 169 holders of record on its Common Stock. Management believes that there are approximately 2,100 beneficial owners of its Common Stock.

For the periods indicated, the following table sets forth the high and low closing sale prices for the Common Stock as reported by NASDAQ/NMS for July 2,
1995 through September 24, 1997. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                                                                                       Sale
                                                                                        ----

1996                                                                            High             Low
----                                                                            ----             ---
First Quarter                                                                 $ 18              $   11 1/8
Second Quarter                                                                  17 1/4              11 3/4
Third Quarter                                                                   16 3/8              12 5/8
Fourth Quarter                                                                  23                  11 3/4

1997
----

First Quarter                                                                 $  12 5/8         $  7 3/4
Second Quarter                                                                    12 3/4            6 3/4
Third Quarter                                                                     14 5/8            8 3/4
Fourth Quarter                                                                    17                9 1/8

1997
----

First Quarter (through September 24, 1997)                                    $  23 3/8         $  15 5/8





ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

                                 ======================================================================
FISCAL YEAR(1)                       1997                      1996            1995            1994            1993
OPERATIONS:                      ------------              ------------      ----------    ------------
  Total revenue                  $ 47,967,138              $ 39,135,596      20,004,853    $ 13,357,471    $  8,444,426
  Gross profit                     17,409,904                15,771,626       8,191,621       6,109,033       4,041,407
  Operating income(loss)            1,658,805                (6,077,763)        798,955         358,110         215,691
  Net income (loss)                   937,759                (7,296,775)      1,127,748         518,041         149,292
  Earnings (loss) per share      $       0.19              $      (1.74)           0.28    $       0.15    $       0.06
  Weighted average common
   shares outstanding               4,829,114                 4,204,764       3,992,100       3,433,800       2,403,700

BALANCE SHEET:
  Working capital                $ 16,956,302              $ 19,216,542      17,671,056    $ 19,697,944    $  4,186,165
  Total assets                     39,327,221                34,361,426      25,077,534      24,569,572       7,554,492
  Total long-term debt              6,368,913                 6,169,517               0               0          75,437
  Total liabilities                15,838,211                13,065,618       3,183,770       2,465,829       1,921,692
  Stockholders, equity           $ 23,489,010              $ 21,295,808      21,893,764    $ 22,103,743    $  5,632,800

QUARTERLY 1997:                       1ST                        2ND             3RD             4TH
                                 ------------              ------------      ----------    ------------
  Total revenue                  $  9,860,340              $  9,292,777    $ 11,012,532    $ 17,801,489
  Gross profit                      3,813,414                 3,395,395       3,886,336       6,314,759
  Acquisition-related expenses              0                         0               0       1,500,000
  Operating income                    535,696                   461,072         658,483           3,554
  Net income(loss)                    311,916                   279,588         390,399         (44,144)
  Earnings (loss) per share      $       0.07              $       0.06    $       0.09    $      (0.01)

QUARTERLY 1996:
  Total revenue                  $  5,639,415              $  6,858,967    $ 12,681,488    $ 13,955,726
  Gross profit                      2,123,348                 2,943,620       4,974,459       5,730,199
  Acquisition-related expenses              0                 2,953,000               0         (65,353)
  Write-off of goodwill                     0                         0               0       6,813,562
  Operatingincome(loss)               232,292                (2,357,507)      1,183,271      (5,135,819)
  Netincome(loss)                     298,520                (2,394,113)        724,997      (5,926,179)
  Earnings(loss)per share        $       0.07              $      (0.57)   $       0.16    $      (1.34)


(1) The fiscal year ends for the periods presented are: June 28, 1997; June 29, 1996; July 1, 1995; July 2, 1994; and June 30, 1993.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table contains income and expense items from the consolidated statements of operations for Fiscal 1997, 1996, and 1995 expressed as a percentage of total revenue.




FISCAL YEAR                                                 1997             1996             1995
-------------------------------------------------------------------------------------------------------

Total revenue                                                   100.0 %          100.0 %         100.0 %

Total cost of sales and revenue                                  63.7             59.7            59.0
                                                       ---------------   --------------   -------------

Gross profit margin                                              36.3             40.3            41.0
                                                       ---------------   --------------   -------------

Selling expenses                                                  6.2              8.4            10.0
General and administrative expenses                               8.2              9.7            12.8
Research and development expenses, net                           15.3             12.9            14.2
Acquisition-related expenses                                      3.1              7.4             0.0
Write-off of goodwill                                                             17.4             0.0
                                                                  0.0
                                                       ---------------   --------------   -------------
Total operating expenses                                         32.8             55.8            37.0

Earnings (loss) from operations                                   3.5           (15.5)             4.0
                                                       ---------------   --------------   -------------

Total other expense (income)                                      0.4            (0.8)           (3.6)
                                                       ---------------   --------------   -------------

Earnings (loss) before income taxes                               3.1           (14.7)             7.6

Income tax expense                                                1.1              3.9             2.0
                                                       ---------------   --------------   -------------

Net earnings (loss)                                               2.0 %         (18.6) %           5.6 %
                                                       ---------------   --------------   -------------



FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996


REVENUES

Total revenue increased by 23% for Fiscal 1997 to $47,967,000 compared to Fiscal 1996. This growth was the result of acquisitions as total sales to semiconductor capital equipment customers were flat due to an industry downturn during the first three quarters of Fiscal 1997. ETO, acquired half-way through





Fiscal 1996, provided most of the growth. Sales of specialty RF power sources for medical applications increased by $7,300,000 in Fiscal 1997 over 1996. The acquisition of CPI, Inc., completed on May 9, 1997, added $2,257,000 of revenue in Fiscal 1997.

Research contract revenue was approximately 2% of total revenue in both Fiscal 1997 and 1996. Other revenue consisting of service, spare parts and repairs increased by 48% to $3,050,000 in Fiscal 1997, primarily due to ETO which obtains a larger fraction of its total revenues from this category.


GROSS PROFIT

Gross profit increased by $1,638,000 or 10% in Fiscal 1997 compared to Fiscal 1996. Gross profit as a percent of total revenue decreased from 40.3% in Fiscal 1996 to 36.3% in Fiscal 1997, primarily due to the acquisitions of ETO and CPI whose products have lower gross margins than other product lines in the Company. In addition, gross margins were negatively impacted by new product introduction ramp-up costs, reduced volumes on existing products, and increased inventory reserves.  The  Company's  goal is to  improve  future  gross  margins  with the introduction of new products with anticipated higher margins, improved manufacturing efficiencies and methods, and increased sales volumes spread over certain fixed costs.


SELLING, GENERAL AND ADMINISTRATIVE

Selling expenses decreased by 11% to $2,950,000 in Fiscal 1997 compared to Fiscal 1996. Selling expenses decreased due to the consolidation of the Company's semiconductor sales activities and a reduction in headcount, promotional costs, and travel expenses compared to Fiscal 1996. General and administrative expenses increased by 4% to $3,958,000 in Fiscal 1997 but decreased as a percent of sales compared to Fiscal 1996. During Fiscal 1997 there was an additional six months of ETO and two months of CPI general and administrative expenses compared to Fiscal 1996. Despite these additions, cost reduction efforts reduced the overall level of the increase.


RESEARCH AND DEVELOPMENT

Net research and development expenses increased by 46% to $7,343,000 in Fiscal 1997 compared to Fiscal 1996. Gross spending (total research and development spending including funded joint development and the direct costs of research contracts) increased by 27% to $8,700,000 in Fiscal 1997 compared to Fiscal 1996. The increased gross spending resulted in significant design wins during the year, including an integrated Chemical Plasma Source ("CPS") for photoresist strip and a new combined RF and microwave subsystem for high-density plasma CVD and etch for semiconductor production. In addition, the Company introduced three new products at year end, including ASTRON for chamber clean, SOLO3 for wet bench applications, and SmartPower, a new line of intelligent microwave generators. The Company is committed to continued investments in research and development in order to advance its position as a market and technological leader.

A valuation process was performed in Fiscal 1997 in order to establish the fair values of the CPI assets acquired and liabilities assumed. As part of this process, the Company incurred an expense of $1,500,000 for CPI's in-process research and development. This compares to acquisition-related expenses of $2,888,000 incurred with the acquisitions of ETO and NES in Fiscal 1996. See Footnote 11 of the Notes to Consolidated Financial Statements. In the fourth quarter of Fiscal 1996, the Company recorded an impairment of goodwill in the amount of $6,814,000 associated with the ETO acquisition. See Footnote 14 of the Notes to Consolidated Financial Statements.





OPERATING INCOME

Operating income was $1,659,000 in Fiscal 1997 compared to a loss of $6,078,000 in Fiscal 1996. Excluding one-time charges for acquisition-related expenses and the write-off of goodwill, operating income in Fiscal 1997 would have been $3,159,000 or 6.6% of total revenue compared to $3,624,000 or 9.3% of total revenue in Fiscal 1996. The decrease in adjusted operating income is primarily due to the increased R&D investment and lower gross margins in Fiscal 1997.


OTHER EXPENSE AND INCOME TAXES

Interest expense in Fiscal 1997 increased by 81% to $585,000 compared to $324,000 in Fiscal 1996, while interest income in Fiscal 1997 decreased by 40% to $396,000 compared to $659,000 in Fiscal 1996. These changes were the result of the use of cash for the acquisitions of ETO and CPI, and increased borrowings to fund these acquisitions.

Income tax expense was $550,000 in Fiscal 1997 compared to $1,541,000 in Fiscal 1996. In Fiscal 1996 the "expected" tax computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes was increased by $3,378,000 due to one-time charges of goodwill amortization and write-off and acquisition-related expenses which were not tax deductible. There are no comparable costs in Fiscal 1997.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995


REVENUES

Total revenue increased by 96% for Fiscal 1996 to $39,136,000 compared to Fiscal 1995. Of this increase, 55% was due to increased sales to semiconductor capital equipment manufacturers, while 45% was due to the acquisition of ETO. Increased semiconductor sales were driven by a 209% increase in ozone products and a 50% increase in microwave and plasma products.

Research contract revenue decreased in Fiscal 1996 by 58% or $1,243,000 compared to Fiscal 1995 while funding used to offset research and development expenses increased by $1,076,000, for a net decline of 7%. Other revenue consisting of service, spare parts and repairs increased by 191% to $2,066,000 in Fiscal 1996, primarily due to the acquisition of ETO which obtains a larger fraction of its total revenue from this category.


GROSS PROFIT

Gross profit increased by $7,580,000 or 93% in Fiscal 1996 compared to Fiscal 1995. Gross margin as a percent of total revenue decreased from 41.0% in Fiscal 1995 to 40.3% in Fiscal 1996 primarily due to the acquisition of ETO whose products have lower gross margins than other product lines in the Company.


SELLING, GENERAL AND ADMINISTRATIVE

Selling expenses decreased to 8.4% of sales in Fiscal 1996 from 10.0% in Fiscal 1995, although gross spending increased by 66% due to the addition of ETO's selling expenses and to increased personnel in the direct sales and sales support functions, increased consulting and travel and increased promotional expenses. General and administrative expenses decreased to 9.7% of sales in Fiscal 1996 compared to





12.8% in Fiscal 1995, although gross spending increased by 49% due to the acquisition of ETO and to additional personnel, increased consulting and travel, and increased legal and accounting fees.


RESEARCH AND DEVELOPMENT

Net research and development expenses increased by 78% to $5,043,000 in Fiscal 1996 compared to Fiscal 1995. Gross spending (total research and development spending including funded joint development and the direct cost of research contracts) increased by 68% to $6,869,000 in Fiscal 1996 compared to Fiscal 1995. The increased gross spending was primarily due to a technology development agreement with Applied Materials and increased new product development, offset by a reduced level of research contract spending.

Acquisition-related expenses of $2,888,000 were incurred in Fiscal 1996 associated with the acquisitions of ETO and NES. See Footnote 11 of the Notes to Consolidated Financial Statements. In the fourth quarter of Fiscal 1996, the Company recorded an impairment of goodwill in the amount of $6,814,000. See Footnote 14 of the Notes to Consolidated Financial Statements. There were no comparable expenses in Fiscal 1995.


OPERATING INCOME

The Company incurred an operating loss of $6,078,000 in Fiscal 1996 compared to an operating profit of $799,000 in Fiscal 1995. Excluding one-time charges associated with the ETO acquisition (acquisition-related costs and non-recurring goodwill write-off) operating income would have been a record profit of $3,624,000 (9.3% of sales) or an increase of 354% compared to Fiscal 1995.


OTHER EXPENSE AND INCOME TAXES

Interest expense increased significantly in Fiscal 1996 compared to Fiscal 1995, while interest income decreased, all driven primarily by bank borrowing and cash used for the acquisition of ETO. The net effect was a 56% decline in other income to $322,000 in Fiscal 1996.

Income tax expense was $1,541,000 in Fiscal 1996 compared to $401,000 in Fiscal 1995. In Fiscal 1996 the "expected" tax computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes was increased by $3,378,000 due to one-time charges of goodwill amortization and write-off and acquisition-related expenses which were not tax deductible. There were no comparable costs in Fiscal 1995.


FOREIGN CURRENCY FLUCTUATIONS

The Company's foreign revenues are generally denominated in U.S. dollars. Accordingly, foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. Over time, as the Company seeks to expand its operations in Europe and the Far East, more revenues may be denominated in foreign currencies, increasing the risks associated with foreign currency fluctuations.


LIQUIDITY AND CAPITAL RESOURCES





At Fiscal 1997 year end the Company had cash and long-term investments of $4,546,000 with working capital of $16,956,000 compared to Fiscal 1996 when the Company had cash and short-term investments of $7,173,000, and working capital of $19,217,000.

Footnote 11 of the Notes to Consolidated Financial Statements contains a summary of recent acquisitions completed by the Company. These include CPI in May, 1997; ETO in January, 1996; and NES in November, 1995.

In November 1993, the Company completed an IPO and received net proceeds of $15,920,000 through the sale of 1,700,050 shares of common stock and 1,955,000 five-year redeemable warrants at prices of $10.75 per share and $0.10 per warrant. See Footnote 6 of the Notes to Consolidated Financial Statements. The common stock and redeemable warrants are traded on NASDAQ/NMS under the symbols ASTX and ASTXW, respectively. The redeemable warrants are subject to redemption at $0.10 per warrant on 30 days prior notice, provided that the average closing price of the Company's common stock equals or exceeds $19.35 for 20 consecutive trading days. On September 3, 1997, the Company announced that it had met this requirement and would call the warrants for redemption. If all the warrants are exercised, this would provide additional equity financing of approximately $14 million for the Company. These funds would be used to reduce bank debt and for general working capital purposes.

The Company also issued to the underwriter of the IPO, for nominal consideration, warrants to purchase 170,000 shares of common stock and 170,000 redeemable warrants. See Footnote 6 of the Notes to Consolidated Financial Statements.

In October 1995 the Company purchased $250,000 of Series A Convertible Preferred Stock of Low Entropy Systems, Inc. ("LES"). In August, 1997, the Company sold all of its shares of LES to Balzers and Leybold U.S. Holding, Inc. for $500,000.

During Fiscal 1997, the Company generated $4,386,000 in net cash flows from operating activities and used a net $7,018,000 for investing activities. Cash used for investing activities consisted of $6,483,000 for the acquisition of CPI, $1,087,000 for additions to property, equipment, and patents, and $1,299,000 for the purchase of investments, offset by sales of $1,991,000 in investments. Investments are primarily commercial paper and government treasury bills. The Company's cash flows from financing activities consisted primarily of proceeds of notes payable of $4,983,000 offset by note repayments of $4,584,000 and proceeds of $290,000 from issuance of common stock which was primarily due to exercise of employee stock options. The proceeds of notes payable were a result of additional borrowings for the acquisition of CPI, while the repayments were primarily a result of debt restructuring for the acquisition.

During Fiscal 1996, the Company generated $719,000 in net cash flows from operating activities and used a net $7,228,000 for investing activities. Cash used for investing activities consisted of $12,318,000 for acquisition of ETO less cash acquired with the acquisitions of ETO and NES, $2,895,000 for additions to property, equipment, and patents, $250,000 for an equity investment in LES, and $3,006,000 for the purchase of investments, offset by sales of $11,242,000 in investments. Investments are primarily commercial paper and government treasury bills. The Company's cash flows from financing activities consisted primarily of proceeds of two notes payable for $8,000,000 used in the acquisition of ETO offset by $689,000 of note repayments (See Footnote 10 of the Notes to Consolidated Financial Statements), and $1,999,000 from issuance of common stock which was primarily due to exercise of investor warrants and exercise of employee stock options.

During Fiscal 1995 the Company generated $524,000 in net cash flows from operating activities and used a net $10,849,000 for investing activities, primarily for the purchase of $14,230,000 of investments and $1,484,000 in additions to property, equipment, and patents, offset by sales of $4,758,000 of investments. The Company used $1,338,000 for financing activities, primarily for a stock repurchase program under which 220,538 shares were repurchased for $1,413,000 at an average price of $6.41 per share. The stock repurchase program objective was to support the stock price in the open market. All treasury stock held was retired on July 3, 1995. The Board of Directors has not terminated the stock repurchase program, but no shares have been purchased since March 30, 1995.

The Company has a credit facility with State Street Bank and Trust Company which consists of an $8,000,000 unsecured demand line of credit for working capital purposes, with interest at the bank's prime rate. There were no outstanding borrowings under this line of credit at June 28, 1997 and as of the date of this report. (See Footnote 9 of the Notes to Consolidated Financial Statements.) This facility is subject to the Company meeting certain financial covenants which are tested quarterly. The Company is currently in compliance with all covenants. In addition, the Company has made certain negative pledges against selling assets without the Bank's consent.

The Company continues to use its cash resources for developing new products, expanding sales and marketing, performing collaborative product development projects, and for general working capital. The Company continues to seek joint ventures and/or acquisitions that will enhance the Company's position in its markets the potential to increase revenue growth and profitability. The Company has entered into a binding purchase agreement to acquire certain assets and assume certain liabilities of a German company, which is expected to close within the next month. The purchase price of approximately $4 million is to be paid in cash at closing, subject to adjustment. The Company has adequate financial resources to complete this acquisition within its existing credit facilities. See Footnote 16 of the Notes to Consolidated Financial Statements.

Management believes that existing cash resources, investments, anticipated cash flows from operations and its credit facility will be sufficient to meet planned operating expenses and working capital requirements for a period of at least the next 12 months. The Company may seek to raise additional capital for acquisitions and for other corporate purposes, although no specific financing is planned at this time, other than the funds raised by the announcement to redeem all of the Company's unexercised redeemable warrants.


NEW ACCOUNTING PRONOUNCEMENTS

In Fiscal 1998 and 1999, the Company will be required to adopt several new accounting pronouncements. See Footnote 18 of the Notes to Consolidated Financial Statements.


FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated operating expense levels, gross margin estimates and the availability of funds to meet cash requirements) may be "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the accuracy of the Company's internal estimates of revenue and operating expense levels.


CUSTOMER CONCENTRATION

Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in Fiscal Years 1997, 1996, and 1995 accounted for 76%, 77% and 73% of revenues, respectively. In Fiscal Years 1997, 1996, and 1995, sales to Applied Materials, the Company's largest customer in each of these periods, accounted for approximately 38%, 45%, and 41% of the Company's revenues, respectively. The Company expects that sales to Applied Materials will continue to represent a significant portion of the Company's revenues for the foreseeable future, although the acquisitions of ETO and CPI are expected to provide some reduction on the reliance on Applied Materials. Although a number of the Company's customers do enter into long-term supply agreements, these agreements typically allow the customer to cancel orders with limited penalties. A reduction or delay in orders from Applied Materials or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor industry, could have a material adverse effect on the Company's future financial condition, revenues and operating results.


DEPENDENCE ON CYCLICAL INDUSTRIES

The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demands for capital equipment, including the products manufactured and marketed by the Company. The Company's future financial condition, revenues and operating results may be materially adversely affected by semiconductor industry downturns or slowdowns.


RELIANCE ON OEM CUSTOMERS; LENGTHY SALES CYCLE

The Company's products are principally sold to OEMs which incorporate the Company's products into their equipment. Due to the significant capital commitments usually incurred by semiconductor manufacturers in their purchase of the OEM's equipment, these manufacturers demand highly reliable products which require as long as several years for OEMs to develop. The Company's revenues are therefore primarily dependent upon the timing and effectiveness of the efforts of its OEM customers in developing and marketing equipment incorporating the Company's products. There can be no assurance that any equipment incorporating the Company's products will be marketed successfully by the Company's customers. See "Business-Marketing and Sales."


JAPANESE MARKET

The Japanese semiconductor equipment markets are large and difficult for foreign companies to penetrate. The Company believes that increasing its penetration of the Japanese market is important to its business, and that it is currently at a competitive disadvantage to Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor process equipment manufacturers. Moreover, the Company's ability to compete effectively in the Japanese market may be limited by the Company's size and its geographic location. Although the Company intends to expand its direct presence in Japan, there can be no assurance that the Company will be able to achieve significant sales to, or compete successfully in, Japan. See "Business-Marketing and Sales."


FOREIGN REVENUES

The Company does business worldwide, both directly and via sales to United States-based OEMs who sell such products internationally. In Fiscal 1997, 1996 and 1995, foreign revenues accounted for 21%, 19% and 15%, respectively, of the Company's revenues. The Company anticipates that foreign revenues will continue to account for a significant percentage of revenues, which will result in a significant portion of the Company's revenues and operating results being subject to risks associated with foreign revenues, including United States and foreign regulatory and policy changes, political and economic instability, difficulties in accounts receivable collection, difficulties in managing representatives, and foreign currency fluctuations. See "Business-Marketing and Sales."




HIGHLY COMPETITIVE INDUSTRY

The markets for the Company's products are highly competitive and subject to rapid technological change. A number of the Company's current and potential competitors have substantially greater resources than the Company. There can be no assurance that the Company will be successful in selling its products to OEMs, regardless of the performance or the price of the Company's products. Competitors may develop superior products or products of similar quality at the same or lower prices. Other technical innovations may impair the Company's ability to market its products. There can be no assurance that the Company will be able to compete successfully. See "Business-Competition."


NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The semiconductor manufacturing industry has been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue into the foreseeable future. The Company's success will depend upon its ability to enhance its existing products and to develop new products to meet customer requirements and to achieve market acceptance. There can be no assurance that the Company will be successful in introducing products or product enhancements on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology. See "Business- Research and Development."


MANAGEMENT OF GROWTH

The Company has recently gone through a period of rapid growth. Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract highly qualified and well-trained personnel. There can be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel. The Company's expansion may also significantly strain the Company's management, manufacturing, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support the Company's operations. Failure to manage the Company's growth properly could have a material adverse effect on the Company's future financial condition, revenues and operating results.



QUARTERLY FLUCTUATIONS IN OPERATING RESULTS AND MARKET PRICE OF SECURITIES

The Company's quarterly operating results may vary significantly from quarter-to-quarter depending on factors such as economic conditions in the semiconductor industry, the timing of significant orders and shipments of its products, changes and delays in product development, new product introductions by the Company and its competitors, the mix of products sold by the Company and competitive pricing pressures. Additionally, a number of the Company's microwave plasma processing and diamond deposition systems have high selling prices. As a result, quarterly variations in systems sales could significantly affect the Company's operating results. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. These factors could have a material adverse effect on the Company's future financial condition, revenues and operating results.

The market price of the Company's securities could also be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, and market conditions in the semiconductor industry, as well as general economic conditions and other factors external to the Company.

EFFECTS OF INFLATION

The Company believes that, over the past three years, inflation has not had a significant impact on the Company's revenues or operating results.





ITEM 8.  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this report:

                                                                                        Page
                                                                                        ----

         Independent Auditors' Report                                                    F-2


         Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996               F-3


         Consolidated Statements of Operations for the Years Ended
         June 28, 1997, June 29, 1996, and July 1, 1995                                  F-4


         Consolidated Statements of Stockholders' Equity for the Years
         June 28, 1997, June 29, 1996, and July 1, 1995                                  F-5


         Consolidated Statements of Cash Flows for the Years Ended
         June 28, 1997, June 29, 1996, and July 1, 1995                                  F-6


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




                                     PART IV


ITEM 14.          EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM
                  8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

        The list of financial  statements  required by this item is set forth in
        Item 8 "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.


    (2) Financial Statement Schedule:

        All schedules are ommitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

        EXHIBITS

    (1) The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit
  No.                                Title
-------                              -----
10a**              1993 Stock Option Plan, as amended.

10b**              Form of Amended Key  Employee  Agreement  for Dr.  Richard S.
                   Post, dated as of July 1, 1996.

10c**              Form of Amended  Key  Employee  Agreement  for Dr.  Donald K.
                   Smith, dated as of July 1, 1996.

10d** Form of Amended Key Employee Agreement for John M. Tarrh, dated as of July 1, 1996.

10e** Form of Key Employee Agreement for Brian R. Chisholm, dated November 26, 1996.

10f**              Form of Key Employee Agreement for Michael DeLuca,  dated May
                   1, 1997.

11                 Statement Re: Computation of Per Share Earnings.

21                 Revised List of Subsidiaries.

23                 Consent of KPMG Peat Marwick LLP.

27                 Financial Data Schedule

                  (2) The following exhibits were filed as part of the Company's Current Report on Form 8-K filed with the Commission on May 23, 1997, reporting that the Company acquired substantially all of the assets of Converter Power, Inc. and are incorporated herein by reference:

Exhibit
  No.                                Title
-------                              -----
10a Asset Purchase Agreement, dated as of May 9, 1997 by and among the Company, ASTeX/CPI Acquisition Corp., Converter Power, Inc. and ILC Technology, Inc.


10b Assignment and Assumption Agreement, dated as of May 9, 1997, by and among ILC Technology, Inc. and ASTeX/CPI Acquisition Corp.

10c                Warranty Bill of Sale dated as of May 9, 1997.

10d                $8,000,000   Unsecured   Committed  Revolver  Loan  Agreement
                   between the Company and State Street Bank and Trust Company

10e $8,000,000 Unsecured Committed Revolver Promissory Note from the Company to State Street Bank and Trust Company

10f                Term Loan Agreement ($4,983,051)

10g                Term Loan Agreement ($4,983,051)

                   (3) The following exhibits were filed as part of the Company's Current Report on Form 8-K filed with the Commission on December 29, 1995 in connection with the acquisition of Ehrhorn Technological Operations, Inc., and are incorporated herein by reference:


2 Agreement and Plan of Merger by and among Applied Science and Technology, Inc., ASTeX/ETO Acquisition Corp., and Ehrhorn Technological Operations, Inc., dated December 29, 1995.

10a Escrow Agreement among Richard W. Ehrhorn, Tony Christianson, James L. Marvin, Applied Science and Technology, Inc., and State Street Bank and Trust Company, dated December 29, 1995.

10c Supplemental Indemnification Agreement by and among Applied Science and Technology, Inc. and Certain Principal Stockholders of Ehrhorn Technological Operations, Inc., dated December 29, 1995.

                  (4) The following exhibits were filed as part of the Company's Annual Report on Form 10-K for the year ended July 1, 1995, filed with the Commission on September 28, 1995 and are incorporated herein by reference:

Exhibit
  No.                               Title
-------                             -----
10l(3)             Extension to the Massachusetts lease, dated June 23, 1995.


                   (5) The following exhibits were filed as part of the Company's Form SB-2 Registration Statement (Number 33-69098-B) declared effective by the Commission on November 9, 1993 and are incorporated by reference herein:

Exhibit
  No.                                Title
-------                              -----
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

10h                Form  of  Employment  Agreement  between   ASTeX/Gerling  and
                   Non-executive Employees.

10k Form of Confidentiality Agreement between the Company and Customers, Suppliers and Vendors.

101(1) Lease for premises at 35 Cabot Road, Woburn, Massachusetts, dated February 10, 1989 (the "Massachusetts Lease").

10m                Lease  for  the  premises  at  1132  Doker  Drive,   Modesto,
                   California, dated January 31, 1992.

10n**              1987 Stock Option Plan.


10o**              1993 Stock Option Plan.

+10t Purchase Agreement by and between the Company and GaSonics Corporation, dated September 24, 1993.
------------------------------------

+ Certain information withheld and filed separately with the Commission pursuant to a request for confidential treatment.

** These exhibits relate to executive compensation plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K. See Item 2 listed in Item 14(a)(3) above.

(c) Exhibits. The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(3) above.

(d)  Financial Statement Schedules.
     Not Applicable.

                      APPLIED SCIENCE AND TECHNOLOGY, INC.


                                    INDEX TO
                              FINANCIAL STATEMENTS


         TITLE                                                              PAGE
         -----                                                              ----
Independent Auditors' Report                                                 F-2


Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996            F-3


Consolidated Statements of Operations for the Years Ended
June 28, 1997, June 29, 1996, and July 1, 1995                               F-4


Consolidated Statements of Stockholders' Equity for the Years
June 28, 1997, June 29, 1996, and July 1, 1995                               F-5


Consolidated Statements of Cash Flows for the Years Ended
June 28, 1997, June 29, 1996, and July 1, 1995                               F-6


Notes to Consolidated Financial Statements                                   F-8





              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                         June 28, 1997 and June 29, 1996


                   (With Independent Auditors' Report Thereon)










                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Applied Science and Technology, Inc.:


We have audited the accompanying consolidated balance sheets of Applied Science and Technology, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Science and Technology, Inc. and subsidiaries as of June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1997, in conformity with generally accepted accounting principles.



                                                      /s/  KPMG Peat Marwick LLP
                                                           KPMG Peat Marwick LLP


Boston, Massachusetts
July 30, 1997, except as to note 16,
   which is as of September 3, 1997



                           APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets

                                                                                         June 28,         June 29,
                   Assets                                                                  1997             1996
                   ------                                                                  ----             ----
Current assets:
    Cash and cash equivalents                                                       $     3,246,337         5,182,294
    Short-term investments                                                                       -          1,990,962
    Trade receivables, net (notes 2, 3 and 8)                                            11,915,919         8,921,890
    Inventories (note 4)                                                                 10,013,422         8,734,401
    Prepaid expenses and other assets                                                       276,682           276,848
    Deferred income taxes (note 7)                                                          895,237           969,741
                                                                                     --------------   ---------------
              Total current assets                                                       26,347,597        26,076,136
                                                                                     --------------   ---------------

Property and equipment (note 10):
    Land                                                                                    473,000           473,000
    Building                                                                              1,621,469         1,606,947
    Equipment                                                                             7,871,718         7,068,802
    Furniture and fixtures                                                                  741,143           543,860
    Leasehold improvements                                                                1,946,800         1,455,977
                                                                                     --------------   ---------------
                                                                                         12,654,130        11,148,586
    Less accumulated depreciation and amortization                                       (5,150,881)       (3,458,407)
                                                                                     --------------   ---------------
              Net property and equipment                                                  7,503,249         7,690,179
                                                                                     --------------   ---------------

Other assets:
    Patents, net                                                                            148,794           141,525
    Goodwill, net of accumulated amortization
       of $55,282 (notes 11 and 14)                                                       3,261,652                -
    Long-term investments                                                                 1,299,545                -
    Notes receivable, less current maturities (notes 3 and 12)                              383,080           191,362
    Other, net                                                                              383,304           262,224
                                                                                     --------------   ---------------
              Total other assets                                                          5,476,375           595,111
                                                                                     --------------   ---------------

                                                                                    $    39,327,221        34,361,426
                                                                                     ==============   ===============
    Liabilities and Stockholders' Equity

Current liabilities:
    Current maturities of long-term debt (note 10)                                  $     1,824,397         1,624,641
    Accounts payable                                                                      3,869,521         2,564,149
    Accrued expenses                                                                      1,374,635           820,030
    Accrued compensation expense and related costs                                        1,448,928         1,428,759
    Accrued income taxes                                                                    647,142           173,179
    Commissions payable and customer advances                                               226,672           248,836
                                                                                     --------------   ---------------
              Total current liabilities                                                   9,391,295         6,859,594

Long-term debt, less current maturities (note 10)                                         6,368,913         6,169,517
Deferred income taxes (note 7)                                                               78,003            36,507
                                                                                     --------------   ---------------
              Total liabilities                                                          15,838,211        13,065,618
                                                                                     --------------   ---------------

Commitments and contingencies (notes 5, 9, 11 and 16)

Stockholders' equity (notes 6 and 11):
    Preferred stock                                                                              -                 -
    Common stock                                                                             45,190            44,484
    Additional paid-in capital                                                           27,859,845        26,690,108
    Accumulated deficit                                                                  (4,267,699)       (5,205,458)
    Less:  Notes receivable for common stock purchases                                     (148,326)         (233,326)
                                                                                     --------------   ---------------
              Total stockholders' equity                                                 23,489,010        21,295,808
                                                                                     --------------   ---------------

                                                                                    $    39,327,221        34,361,426
                                                                                     ==============   ===============

See accompanying notes to consolidated financial statements.




              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                          Years ended
                                                                      -------------------------------------------------
                                                                         June 28,          June 29,          July 1,
                                                                           1997              1996             1995
                                                                           ----              ----             ----
Product sales, net                                                   $    43,934,476       36,175,388        17,157,756
Research contract revenue                                                    982,383          894,517         2,138,332
Other revenue                                                              3,050,279        2,065,691           708,765
                                                                      --------------   --------------    --------------
         Total revenue (note 8)                                           47,967,138       39,135,596        20,004,853
                                                                      --------------   --------------    --------------

Cost of sales and revenue:
    Product sales and other revenues                                      30,052,877       22,924,311        10,868,160
    Research contracts                                                       504,357          439,659           945,072
                                                                      --------------   --------------    --------------
         Total cost of sales and revenue                                  30,557,234       23,363,970        11,813,232
                                                                      --------------   --------------    --------------

         Gross profit                                                     17,409,904       15,771,626         8,191,621
                                                                      --------------   --------------    --------------

Operating expenses:
    Selling expenses                                                       2,950,117        3,297,664         1,991,459
    General and administrative expenses                                    3,957,792        3,807,327         2,561,221
    Research and development expenses, net (note 1)                        7,343,190        5,043,189         2,839,986
    Acquisition-related expenses                                           1,500,000        2,887,647                -
    Write-off of goodwill (note 14)                                               -         6,813,562                -
                                                                      --------------   --------------    --------------
         Total operating expenses                                         15,751,099       21,849,389         7,392,666
                                                                      --------------   --------------    --------------

         Earnings (loss) from operations                                   1,658,805       (6,077,763)          798,955
                                                                      --------------   --------------    --------------

Other expense (income):
    Interest expense                                                         585,462          323,510               960
    Interest income                                                         (396,114)        (659,066)         (744,751)
    Other expense (income)                                                   (18,302)          13,568            13,998
                                                                      --------------   --------------    --------------
         Total other expense (income)                                        171,046         (321,988)         (729,793)
                                                                      --------------   --------------    --------------

         Earnings (loss) before income taxes                               1,487,759       (5,755,775)        1,528,748

Income tax expense (note 7)                                                  550,000        1,541,000           401,000
                                                                      --------------   --------------    --------------

         Net earnings (loss)                                         $       937,759       (7,296,775)        1,127,748
                                                                      ==============   ==============    ==============

Primary earnings (loss) per share                                    $          0.21            (1.74)              .29
                                                                      ==============   ==============    ==============

Fully diluted earnings (loss) per share                              $          0.19            (1.74)              .28
                                                                      ==============   ==============    ==============

Weighted average common shares outstanding used to
    calculate primary earnings (loss) per share                            4,518,293        4,204,764         3,906,800
                                                                      ==============   ==============    ==============

Weighted average common shares outstanding used to
    calculate fully diluted earnings (loss) per share                      4,829,114        4,204,764         3,992,100
                                                                      ==============   ==============    ==============

See accompanying notes to consolidated financial statements.




                         APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                            Consolidated Statements of Stockholders' Equity

                       Years ended June 28, 1997, June 29, 1996 and July 1, 1995

                                                      Preferred stock               Common stock                 Additional
                                               ---------------------------   -----------------------------        paid-in
                                                Shares            Amount        Shares            Amount          capital
                                                ------            ------        ------            ------          -------
Balance at July 2, 1994                             -          $      -       4,354,167        $   43,542      $ 21,224,387


     Repurchase of common stock                     -                 -              -                 -                 -


     Exercise of stock options                      -                 -           9,560                95            55,542


     Repayment of notes receivable                  -                 -              -                 -                 -


     Net earnings                                   -                 -              -                 -                 -
                                               ---------         ---------    ---------         ---------       -----------



Balance at July 1, 1995                             -                 -       4,363,727            43,637        21,279,929


     Retirement of treasury stock                   -                 -        (506,973)           (5,069)       (1,441,550)


     Repayment of notes receivable                  -                 -              -                 -                 -


     Issuance of notes receivable                   -                 -          18,000               180           236,570


     Exercise of stock options and warrants         -                 -         233,587             2,336         1,996,397


     Tax benefit of stock options exercised         -                 -              -                 -            284,101


     Stock issued in connection with
        acquisitions (note 11)                      -                 -         340,034             3,400         4,334,661


     Net loss                                       -                 -              -                 -                 -
                                               ---------         ---------    ---------         ---------       -----------



Balance at June 29, 1996                            -                 -       4,448,375            44,484        26,690,108


     Repayment of notes receivable                  -                 -              -                 -                 -


     Canceled stock in exchange for cancella-
        tion of note receivable                     -                 -          (5,000)              (50)          (77,450)


     Exercise of stock options                      -                 -          35,310               353           289,323


     Tax benefit of stock options exercised         -                 -              -                 -             62,242


     Stock issued in connection with
        acquisition (note 11)                       -                 -          40,321               403           895,622


     Net earnings                                   -                 -              -                 -                 -
                                               ---------         ---------    ---------         ---------       -----------



Balance at June 28, 1997                            -          $      -       4,519,006        $   45,190      $ 27,859,845
                                               =========         =========    =========         =========       ===========






                                                    Retained                                            Notes
                                                    earnings            Treasury stock              receivable for         Total
                                                  (accumulated   ----------------------------        common stock      stockholders'
                                                    deficit)       Shares            Amount           purchases           equity
                                                    --------       ------            ------           ---------           ------
Balance at July 2, 1994                           $    963,569     286,435      $   (33,255)         $  (94,500)        $22,103,743


     Repurchase of common stock                             -      220,538       (1,413,364)                 -           (1,413,364)


     Exercise of stock options                              -           -                -                   -               55,637


     Repayment of notes receivable                          -           -                -               20,000              20,000


     Net earnings                                    1,127,748          -                -                   -            1,127,748
                                                   -----------    --------        ---------           ---------          ----------



Balance at July 1, 1995                              2,091,317     506,973       (1,446,619)            (74,500)         21,893,764


     Retirement of treasury stock                           -     (506,973)       1,446,619                  -                   -


     Repayment of notes receivable                          -           -                -               77,924              77,924


     Issuance of notes receivable                           -           -                -             (236,750)                 -


     Exercise of stock options and warrants                 -           -                -                   -            1,998,733


     Tax benefit of stock options exercised                 -           -                -                   -              284,101


     Stock issued in connection with
        acquisitions (note 11)                              -           -                -                   -            4,338,061


     Net loss                                       (7,296,775)         -                -                   -           (7,296,775)
                                                   -----------    --------       ----------           ---------          ----------



Balance at June 29, 1996                            (5,205,458)         -                -             (233,326)         21,295,808


     Repayment of notes receivable                          -           -                -                7,500               7,500


     Canceled stock in exchange for cancella-
        tion of note receivable                             -           -                -               77,500                  -


     Exercise of stock options                              -           -                -                   -              289,676


     Tax benefit of stock options exercised                 -           -                -                   -               62,242


     Stock issued in connection with
        acquisition (note 11)                               -           -                -                   -              896,025


     Net earnings                                      937,759          -                -                   -              937,759
                                                   -----------    --------        ---------           ---------          ----------



Balance at June 28, 1997                          $ (4,267,699)         -        $       -           $ (148,326)        $23,489,010
                                                   ===========    ========        =========           =========          ==========


See accompanying notes to consolidated financial statements.





                           APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows

                                                                                           Years ended
                                                                    ---------------------------------------------------
                                                                          June 28,           June 29,           July 1,
                                                                            1997               1996              1995
                                                                            ----               ----              ----
Cash flows from operating activities:
    Net earnings (loss)                                                $   937,759         (7,296,775)        1,127,748
    Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities:
          Depreciation                                                   1,824,739          1,335,634           715,542
          Amortization and goodwill write-off                              117,164          7,129,418            87,076
          Acquisition-related expenses                                   1,500,000          2,203,000                -
          Deferred income taxes                                           (439,000)          (143,000)          (68,438)
          Gain on sale of property and equipment                                -                 -             (12,625)
          Equipment transferred to inventories                             114,419                -                  -
          Changes in assets and liabilities:
              Trade receivables                                         (1,739,367)        (1,112,739)       (1,394,413)
              Inventories                                                  146,391         (1,117,125)         (401,073)
              Prepaid expenses and other assets                             41,036            474,325            (4,136)
              Notes receivable                                             373,304            154,524          (187,267)
              Accounts payable                                             785,299            (76,810)          302,944
              Accrued expenses                                             188,022         (1,060,162)          358,759
              Accrued income taxes                                         536,205            228,445                -
                                                                    --------------     --------------    --------------
                 Net cash provided by
                       operating activities                              4,385,971            718,735           524,117
                                                                    --------------     --------------    --------------

Cash flows from investing activities:
    Acquisitions of subsidiaries, less cash acquired                    (6,482,933)       (12,318,331)               -
    Purchases of investments                                            (1,299,102)        (3,006,211)      (14,230,097)
    Sales of investments                                                 1,990,519         11,241,904         4,758,220
    Additions to property and equipment                                 (1,029,908)        (2,812,968)       (1,434,125)
    Patent costs                                                           (57,005)           (81,974)          (49,412)
    Proceeds from sale of property and equipment                                -                  -            106,000
    Investment in other assets                                            (139,827)          (250,000)               -
                                                                    --------------     --------------    --------------
                 Net cash used for investing
                       activities                                       (7,018,256)        (7,227,580)      (10,849,414)
                                                                    --------------     --------------    --------------

Cash flows from financing activities:
    Proceeds from notes payable                                          4,983,050          8,000,000                -
    Repayments of notes payable                                         (4,583,898)          (689,163)               -
    Repayment of notes receivable for common
       stock purchases                                                       7,500             77,924            20,000
    Net proceeds from issuance of common stock                             289,676          1,998,733            55,637
    Repurchase of treasury stock                                                -                 -          (1,413,364)
                                                                    --------------     --------------    --------------
                 Net cash provided by (used for)
                       financing activities                                696,328          9,387,494        (1,337,727)
                                                                    --------------     --------------    --------------

Net increase (decrease) in cash and cash equivalents                    (1,935,957)         2,878,649       (11,663,024)

Cash and cash equivalents at beginning of year                           5,182,294          2,303,645        13,966,669
                                                                    --------------     --------------    --------------

Cash and cash equivalents at end of year                           $     3,246,337          5,182,294         2,303,645
                                                                    ==============     ==============    ==============

                                                                                                            (Continued)


                           APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                    Consolidated Statements of Cash Flows

                                                 (Continued)

                                                                                           Years ended
                                                                    ---------------------------------------------------
                                                                          June 28,           June 29,           July 1,
                                                                            1997               1996              1995
                                                                            ----               ----              ----
Supplemental  disclosures  of cash flow  information:
    Cash paid during the year for:
       Interest                                                    $       538,893            276,347               960
                                                                    ==============     ==============    ==============
       Income taxes                                                $       453,567          1,470,555           425,154
                                                                    ==============     ==============    ==============

Acquisitions:
    Assets acquired                                                $     4,074,488         12,145,829                -
    Acquisition related expenses, net of
       tax benefit                                                         945,000          2,203,000                -
    Goodwill and other intangible assets                                 3,316,934          7,048,512                -
    Liabilities assumed                                                   (957,464)        (4,459,280)               -
    Common stock issued                                                   (896,025)        (4,338,061)               -
                                                                    --------------     --------------    --------------
       Cash paid                                                         6,482,933         12,600,000                -
    Less cash acquired                                                          -            (281,669)               -
                                                                    --------------     --------------    --------------

              Net cash paid for acquisitions                       $     6,482,933         12,318,331                -
                                                                    ==============     ==============    ==============


See accompanying notes to consolidated financial statements.




              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 28, 1997 and June 29, 1996


(1)    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Nature of Business
       Applied Science and Technology, Inc. (the "Company") develops and manufactures equipment for plasma processing of materials and for medical applications. The Company commenced operations in January 1987.

       (b) Principles of Consolidation
       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Applied Science and Technology ("ASTeX"), GmbH, ASTeX/Gerling Laboratories, Inc., ETO, Inc. ("ETO"), ASTeX CPI, Inc. ("CPI"), and Newton Engineering Service, Inc. ("NES"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

       (e) Investments
       Cash equivalents and long-term investments consist of U.S.treasury notes and commercial paper at June 28, 1997. Prior to June 28, 1997, cash equivalents and short-term investments consisted of corporate bonds and notes, government agency bonds, and commercial paper. The Company uses an investment firm to manage its investment portfolio. All investments mature within a two-year period.

       The Company    classifies    its    securities    as    held-to-maturity.
           Held-to-maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, which approximates market value.

       During  1996,  the  Company  sold  held-to-maturity  securities  with  an amortized cost of $3,012,500 prior to their maturity dates. The sale of these securities prior to their maturities was due to unanticipated cash requirements resulting from the acquisition of ETO (see note 11).

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

       (g) Property and Equipment
       Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. The estimated useful lives of fixed assets are as follows:

                 Building                                   25 to 31-1/2 years
                 Equipment, furniture and fixtures          3-1/2 to 7 years
                 Leasehold improvements                     Remaining lease term

       (h) Patents
       Patent costs are amortized over their estimated useful life of five years.

       (i) Goodwill
       Goodwill is amortized over a 10 year period. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company estimates the undiscounted cash flow of the business segment, net of tax, over the remaining life of the asset in determining whether the asset is recoverable. Charges for impairment of goodwill would be recorded to the extent unamortized book value exceeds the related future discounted cash flow, net of tax. The discount factor to be used would be the long-term debt rate currently obtainable by the Company. During fiscal 1996, $6,813,562 of goodwill was written off (see note 14).

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

       The Company also receives funding for certain research and development costs which is used to offset its research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:

                                                                                        Years ended
                                                                    -------------------------------------------------
                                                                        June 28,         June 29,           July 1,
                                                                          1997             1996              1995
                                                                          ----             ----              ----
           Research and development costs ..................       $     8,195,367        6,429,083         3,150,284
           Less funding ....................................               852,177        1,385,894           310,298
                                                                    --------------    -------------     -------------

               Net research and development costs ..........       $     7,343,190        5,043,189         2,839,986
                                                                    ==============    =============     =============

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

       (m) Use of Estimates
       Management of the Company has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The significant   estimates   included  in  the  consolidated   financial
           statements relate to the determination of the 1996 impairment of goodwill and reserves for excess inventories. Management determined the impairment of goodwill based upon the expected future cash flows of ETO and the terminal value of ETO at the end of the remaining useful life of the goodwill. Management estimated expected future cash flows of ETO through the use of sales projections and estimated operating and capital expenditures over the remaining useful life of the goodwill. Management establishes its reserves for excess inventories based upon expected future usage and sales of inventories in the normal course of business as adjusted for anticipated changes in market demand. Certain of the Company's inventories are product specific and may not be readily salable in the open market. The possible loss of sales to certain customers could result in the need for further adjustment to the carrying value of the Company's inventories.

       (n) Fair Value of Financial Instruments
       Statement of Financial  Accounting  Standards No. 107,  Disclosures about
           Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

       The carrying amounts of cash and cash equivalents, trade receivables, prepaid expenses and other assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.

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

       (o) Accounting for Stock Based Compensation
       In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") which established a fair-value based method of accounting for stock-based compensation plans. Prior to its adoption of Statement 123, the Company accounted for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, which required the use of an intrinsic-value method of accounting for stock options. Statement 123 allows the continued use of the intrinsic-value method of accounting prescribed by APB Opinion No. 25 as long as pro forma disclosures of net earnings (loss) and net earnings (loss) per share, as if the fair-value method of accounting for stock options was applied, are presented.

       The Company adopted Statement 123 effective June 30, 1996 and has elected to continue to account for stock options using the methodology prescribed by APB Opinion No. 25. Accordingly, pro forma disclosures of net earnings (loss) and net earnings (loss) per share as if the fair-value method of accounting for stock options was applied are presented in note 6.

       (p) Long-Lived Assets
       In 1997, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to (1) those assets to be held and used in the business, and
           (2) for assets to be disposed of. The adoption of Statement 121 had no effect on the Company's consolidated financial statements.

       (q) Reclassifications
       Certain 1996 and 1995 account balances have been reclassified to conform to the 1997 presentation.

(2)    TRADE AND NOTES RECEIVABLE

       Trade and notes receivable consist of the following:

                                                                    June 28,         June 29,
                                                                      1997             1996
                                                                      ----             ----
           Trade receivables                                     $  11,857,598         9,115,345
           Notes receivable, current portion (see note 3) .....        384,663           158,754
           Allowance for doubtful accounts ....................       (326,342)         (352,209)
                                                                 -------------     -------------

                                                                 $  11,915,919         8,921,890
                                                                 =============     =============

                                                                                     (Continued)

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)    NOTES RECEIVABLE

       Notes receivable consist of the following:

                                                                                            June 28,        June 29,
                                                                                              1997            1996
                                                                                              ----            ----
           Note receivable  from  stockholder  with  interest  at 8% per  annum, payable in  principal  installments  of $336,338 and $228,684 in
                1998 and 1999, respectively, plus interest, due in August, 1999.
                The note is secured by certificates of deposit. .......................  $    565,022            -

           Note receivable  with  interest  at 8% per annum,  payable in monthly installments of $2,327,  including interest,  with any remaining
                balance due on December 2, 2002. The note is secured by real estate. ..       160,181         168,808

           Unsecured note receivable with interest at 13% per annum,  payable in
                monthly installments of $14,488, including interest, due August, 1997.         42,540         181,308
                                                                                          -----------     -----------
                                                                                              767,743         350,116
           Less current maturities ....................................................       384,663         158,754
                                                                                          -----------     -----------

           Long-term notes receivable .................................................  $    383,080         191,362
                                                                                          ===========     ===========

       Current maturities of notes receivable have been included in trade receivables.

(4)    INVENTORIES

       Inventories consist of the following:

                                                                                            June 28,        June 29,
                                                                                              1997            1996
                                                                                              ----            ----
           Raw materials ..............................................................  $  6,566,718       5,630,926
           Work in process ............................................................     2,534,245       2,249,579
           Finished goods .............................................................       912,459         853,896
                                                                                          -----------     -----------

                                                                                         $ 10,013,422       8,734,401
                                                                                          ===========     ===========

                                                                                                          (Continued)

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)    LEASES

       The Company leases office, research and manufacturing facilities under operating leases which expire through June, 2001. Future minimum lease payments under operating leases are as follows:

                   Year ending June 30:
                       1998 ........................    $      920,713
                       1999 ........................           814,679
                       2000 ........................           789,272
                       2001 ........................            36,272
                                                         -------------
                                                        $    2,560,936
                                                         =============

       Rent expense totaled $761,710,  $548,259 and $356,207 for the years ended
           June 28, 1997, June 29, 1996 and July 1, 1995, respectively.


(6)    STOCKHOLDERS' EQUITY

       Capital stock consists of the following at June 28, 1997 and June 29, 1996:

                                                                                                 Number of shares
                                                                                              issued and outstanding
                                                                                       ---------------------------------
                                                                        Authorized       June 28, 1997     June 29, 1996
                                                                   ---------------     ---------------   ---------------
           Preferred stock:
               Preferred stock, $.01 par value ................          1,000,000                -                -
                                                                   ---------------     ---------------   ---------------
                     Total preferred stock ....................          1,000,000                -                -
                                                                   ---------------     ---------------   ---------------

           Common stock:
               Common stock, $.01 par value ...................         10,000,000           4,519,006         4,448,375
                                                                   ---------------     ---------------   ---------------
                     Total common stock .......................         10,000,000           4,519,006         4,448,375
                                                                   ---------------     ---------------   ---------------

                     Total capital stock ......................         11,000,000           4,519,006         4,448,375
                                                                   ===============     ===============   ===============


       The holders of common stock are entitled to one vote for each share of record held on each matter submitted to a vote of stockholders. There is no cumulative voting for election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefrom, and, upon the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preference on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is validly issued and nonassessable.

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

       In  November  1993,  the Company  completed  an initial  public  offering
           (IPO), whereby the Company issued 1,700,050 shares of common stock at $10.75 per share and 1,955,000 redeemable warrants at $.10 per warrant. Two redeemable warrants entitle the holder to purchase one share of common stock at $15.05 through November 9, 1998, subject to adjustment in accordance with anti-dilution provisions. The redeemable warrants are subject to redemption at $.10 per warrant on 30 days' prior notice, provided that the average closing price of the Company's common stock equals or exceeds $19.35 for 20 consecutive trading days through November 9, 1998. See note 16.

       The Company also issued to the underwriter of the IPO, for nominal consideration, warrants to purchase 170,000 shares of common stock and 170,000 redeemable warrants (the "Representative's warrants"). The Representative's warrants are initially exercisable at $15.59 per share of common stock and $.145 per redeemable warrant for a period of four years commencing November 10, 1994.

       In connection with the issuance of preferred stock in 1992, the Company issued warrants to purchase 193,363 shares of common stock. During fiscal 1996, 159,237 warrants were exercised at $9.60 per share. The remaining warrants expired in November 1996.

       The Company adopted the 1993 Stock Option Plan in fiscal 1994 and reserved 250,000 shares of common stock for issuance under the Plan. In fiscal 1995, the Company adopted the 1994 Formula Stock Option Plan to award non-employee directors of the Company stock options and has reserved 100,000 shares for issuance under this plan. During fiscal 1996, the Company reserved an additional 495,000 shares for the 1993 Stock Option Plan. The Plans are administered by the Company's board of directors which has the authority to determine the recipients, number of shares, and the related terms and provisions of the options which may be granted.

                                                                     (Continued)

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company  applies APB Opinion  No. 25 and related  Interpretations  in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in connection with these plans. Had compensation cost for the Company's stock option plans been determined consistent with Statement 123, the Company's net earnings
           (loss) and net earnings (loss) per share would have been reduced to the following pro forma amounts.

                                                                           Years ended
                                                                    -------------------------
                                                                    June 28,         June 29,
                                                                      1997             1996
                                                                      ----             ----
           Net earnings (loss) as reported                        $    937,759        (7,296,775)
                                                                   ===========     =============
           Pro forma net earnings (loss)                          $    225,740        (7,841,368)
                                                                   ===========     =============

           Net earnings (loss) per share as reported              $       0.21             (1.74)
                                                                   ===========     =============
           Pro forma net earnings (loss) per share                $       0.05             (1.83)
                                                                   ===========     =============

       The effect of applying Statement 123 as shown in the above pro forma disclosures is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to fiscal 1996.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in fiscal 1997 and 1996, respectively: no dividend yield for both years; expected volatility of 75% for both years; risk-free interest rates of 6% for both years; and expected lives of 3 to 4 years for grants issued in 1997 and 4 to 8 years for grants issued in 1996.

       The following is a summary of stock option activity:


                                                                                     Employee stock options
                                                                        -----------------------------------------------
                                                                           Option                           Weighted
                                                                           shares           Options         Average
                                                                          available      outstanding     Exercise Price
                                                                          ---------      -----------     --------------

           Balance at July 2, 1994                                           243,500        181,605      $       6.49
               Adoption of plan                                              100,000             -                 -
               Options granted                                               (52,150)        52,150              7.70
               Options exercised                                                  -          (9,560)             5.82
               Options expired                                                29,165        (29,165)             6.78
                                                                         -----------    -----------

           Balance at July 1, 1995                                           320,515        195,030              6.32
               Options added                                                 495,000             -                 -
               Options granted                                              (364,050)       364,050             12.77
               Options exercised                                                  -         (74,350)             6.34
               Options expired                                                 7,350         (7,350)             8.47
                                                                         -----------    -----------

           Balance at June 29, 1996                                          458,815        477,380             11.09
               Options granted                                              (232,725)       232,725              9.69
               Options exercised                                                  -         (35,310)             8.20
               Options expired                                                32,512        (32,512)            10.69
                                                                         -----------    -----------

           Balance at June 28, 1997                                          258,602        642,283             10.76
                                                                         ===========    ===========


                                                                     (Continued)



              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The weighted-average fair value of options granted during fiscal 1997 and 1996 was $5.75 and $8.25, respectively. As of June 28, 1997 and June 29, 1996, 262,828 and 140,103 of the outstanding options were exercisable, respectively.

       The following is a summary of information relating to stock options outstanding at June 28, 1997:


                                               Options Outstanding                            Options Exercisable
                                      -----------------------------------                 --------------------------
                                        Number                                Weighted-      Number         Weighted-
                                      Outstanding         Weighted-            Average     Exercisable       Average
                     Range of           at June       Average Remaining       Exercise       at June        Exercise
                  Exercise Prices      28, 1997       Contractual Life          Price       28, 1997          Price
                  ---------------      --------       ----------------          -----       --------          -----

              $        5.00-7.88          100,290         2.6 years       $       6.63         72,116     $      6.63
                      8.00-10.63          202,423         3.9                     9.46         53,492            9.27
                     11.13-13.50          279,070         3.4                    12.06        102,120           12.09
                     15.88-16.00           60,500         7.3                    16.00         35,100           16.00
                                      -----------                                         -----------

                                          642,283         3.8                    10.76        262,828           10.54
                                      ===========                                         ===========

       In March 1993, the Company issued 21,750 shares of common stock in exchange for notes receivable from employees totaling $87,000. In 1996, the remaining outstanding balances of $67,000 were repaid.

       In July 1995, the Company issued 9,000 shares of common stock in exchange for notes receivable from employees of $101,250. The notes and related interest are to be repaid upon the earlier of (a) July 2, 2000, or (b) one month from the date of termination of employment with the Company. Interest accrues at 6.28% per year. In 1996, $10,924 of these notes were repaid.

       In August 1995, the Company issued 5,000 shares of common stock in exchange for a note receivable from an employee of $77,500. In 1997, all of the shares were returned and the note receivable was canceled.

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


                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)    INCOME TAXES

       Income tax expense (benefit) consists of the following:


                                                                               Years ended
                                                                -----------------------------------------
                                                                  June 28,        June 29,         July 1,
                                                                    1997            1996            1995
                                                                    ----            ----            ----
           Current:
               Federal                                          $   775,000      1,500,000        369,000
               State                                                214,000        184,000        100,000
                                                                -----------    -----------    -----------
                     Total current                                  989,000      1,684,000        469,000
                                                                -----------    -----------    -----------

           Deferred:
               Federal                                             (294,000)      (123,000)       (52,000)
               State                                               (145,000)       (20,000)       (16,000)
                                                                -----------    -----------    -----------
                     Total deferred                                (439,000)      (143,000)       (68,000)
                                                                -----------    -----------    -----------

                                                                $   550,000      1,541,000        401,000
                                                                ===========    ===========    ===========


       The actual tax expense differs from the "expected" tax expense  (benefit)
           (computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:


                                                                                 Years ended
                                                                     ------------------------------------
                                                                    June 28,        June 29,         July 1,
                                                                     1997            1996            1995
                                                                     ----            ----            ----

           Computed "expected" tax expense (benefit)              $   505,838     (1,956,964)       519,774
           Increase (reduction) in income taxes resulting from:
               State taxes, net of federal benefit                     45,540        108,783         66,197
               Goodwill amortization and write-off                       --        2,396,649           --
               Acquisition related expenses                              --          981,800           --
               Research and experimentation tax credit                (44,000)      (133,000)      (111,852)
               Valuation reserve movement                                --             --          (83,936)
               Other                                                   42,622        143,732         10,817
                                                                  -----------    -----------    -----------

                                                                  $   550,000      1,541,000        401,000
                                                                  ===========    ===========    ===========

       Total income tax expense was allocated as follows:

                                                                                   Years ended
                                                                     ------------------------------------
                                                                      June 28,     June 29,          July 1,
                                                                        1997         1996             1995
                                                                        ----         ----             ----

           Income from operations                                 $      550,000   1,541,000         401,000

           Stockholders' equity, for compensation expense
               for tax purposes in excess of amounts
               recognized for financial statement
               purposes.                                                 (62,242)   (284,101)             -
                                                                     ----------- -----------     ----------

                                                                  $      487,758   1,256,899         401,000
                                                                     =========== ===========     ===========

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                         June 28,         June 29,
                                                                                           1997             1996
                                                                                           ----             ----
           Deferred tax assets:
               Net operating loss carryforwards                                    $        881,558         1,042,407
               Accrued liabilities                                                          271,797           359,906
               Inventory reserves                                                           547,934           454,755
               Accounts receivable, principally due to allowance for
                  doubtful accounts                                                         128,249           155,080
                                                                                      -------------     -------------
                        Total deferred tax assets                                         1,829,538         2,012,148

                  Less:  valuation allowance                                               (270,000)         (270,000)
                                                                                      -------------     -------------

                        Net deferred tax assets                                    $      1,559,538         1,742,148
                                                                                      =============     =============

           Deferred tax liabilities:
               Property and equipment, principally due to differences
                  in depreciation methods                                          $        742,304           808,914
                                                                                      =============     =============

       There was no change in the  valuation  allowance  for the year ended June
           28, 1997. The valuation allowance is principally attributable to state loss carryforwards.

       At June 28,1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,800,000 which are available to offset future taxable income through 2010. Utilization of the net operating loss carryforwards is subject to an annual limitation of $1,002,000 under Section 382 of the Internal Revenue Code.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods during which deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(8)    SALES AND REVENUE

       Total revenue consists of product sales, research contract revenue and other revenue. Other revenue includes funded contracts for research and development, revenues from service and repair activities and consulting. Sales and revenue to government agencies for the years ended June 28, 1997, June 29, 1996 and July 1, 1995 were $876,636,
           $662,471 and $1,249,498,  respectively. At June 28, 1997 and June 29,
           1996 accounts receivable from these customers totaled $581,027 and $516,698, respectively.

       One commercial customer accounted for 38%, 45% and 41% of total revenue for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively. At June 28, 1997 and June 29, 1996, accounts receivable from this customer totaled $3,919,586 and $2,726,198, respectively. In 1997, a second customer accounted for approximately 10% of total revenue.

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Sales to customers in foreign countries for the years ended June 28, 1997, June 29, 1996 and July 1, 1995 were $10,082,704, $7,328,015 and
           $3,028,541,  respectively.  At June  28,  1997  and  June  29,  1996, accounts receivable from these customers totaled $1,764,059 and $1,776,569, respectively.

(9)    COMMITMENTS

       The Company may borrow up to $8,000,000 from a bank under an unsecured demand line of credit with interest at the bank's prime rate (8.5% at June 28, 1997). Borrowings under the line are limited to 100% of the Company's cash balance plus 80% of domestic accounts receivable under 90 days outstanding. The Company may fix a portion or all of the outstanding balances under the line for periods of up to the remaining term of the line. The line may be used for standby letters of credit. There are fees of 1.5% for any standby letters of credit and 0.25% on the unused portion of the line. There were no outstanding borrowings at June 28, 1997 and June 29, 1996. The line of credit expires in May 2000.

(10) LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                         June 28,         June 29,
                                                                                           1997             1996
                                                                                           ----             ----
           Notepayable  to bank,  payable  in  monthly  installments  of  $5,415 including interest, with any remaining balance due in July, 1999.
               The interest  rate is adjusted  annually to the bank's prime rate with a maximum  change of 1% annually  (8.75% at June 28,  1997).
               The note is secured
               by land and building.                                               $        445,853           472,124

           Unsecured note payable to bank with interest at the bank's prime rate
               (8.5% at June 28, 1997) payable in monthly principal installments of $83,051, plus
               interest, due June 30, 2002.                                               4,900,000                -

           Unsecured note  payable  to bank with  interest  at the bank's  prime rate. In 1997,  the remaining  principal was repaid in connection with the issue of the note
               payable due June 30, 2002.                                                        -          3,661,017

           Unsecured note  payable to bank with  interest  at 7.19%,  payable in monthly  principal  installments of $67,797,  plus interest,  due
               December 31, 2000.  This note is subject to a prepayment  penalty equal to the lender's lost net interest income resulting from any prepayment
               as defined in the loan agreement.                                          2,847,457         3,661,017
                                                                                      -------------     -------------
                                                                                          8,193,310         7,794,158

           Less current maturities                                                        1,824,397         1,624,641
                                                                                      -------------     -------------

                     Long-term debt, excluding current maturities                  $      6,368,913         6,169,517
                                                                                      =============     =============

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The aggregate maturities of long-term debt are as follows:

              Year ending June 30:
                 1998 ...................................    $      1,824,397
                 1999 ...................................           1,825,344
                 2000 ...................................           2,185,924
                 2001 ...................................           1,444,061
                 2002 ...................................             913,584
                                                             ----------------
                                                             $      8,193,310
                                                             ================

       No security pledges of assets can be granted nor dividends paid without the approval of the bank that issued the unsecured notes payable.

       Certain financial covenants must be tested quarterly in connection with the unsecured notes payable. The Company is in compliance with all covenants at June 28, 1997.

(11) ACQUISITIONS

       On May 9, 1997, the Company completed its acquisition of the net assets of Converter Power, Inc., a manufacturer of high efficiency, small form factor power sources used in semiconductor, medical, scientific and industrial applications. At the acquisition date, the net assets acquired were transferred to a newly established subsidiary corporation, ASTeX CPI, Inc.

       The Company acquired the net assets,  exclusive of certain liabilities of
           Converter Power, Inc. for a total purchase price of $7,378,958. The purchase price included $6,482,933 in cash, of which $4,415,137 was provided from the Company's current cash reserves while $2,067,796 was provided from increased bank borrowings, and 40,321 shares of common stock valued at $896,025 issued to the prior owners of CPI. Costs associated with the acquired in-process research and development were charged to expense.

       The value of the ASTeX shares issued in connection with the acquisition of CPI is guaranteed by ASTeX to be at least $896,025 on May 8, 1998, subject to certain adjustments as provided for in the purchase and sales agreement. If the shares do not have a market value of at least $896,025 (prior to adjustments) on May 8, 1998, ASTeX will pay the difference in cash, common stock of ASTeX, or a combination of both at its discretion.

       As of January 2, 1996 the Company completed its acquisition of Ehrhorn Technological Operations, Inc., a manufacturer of radio frequency
           (RF) generators used in semiconductor, medical imaging, medical sterilization and amateur radio communications applications. At the acquisition date, Ehrhorn Technological Operations, Inc.'s name was changed to ETO, Inc.

       The Company acquired all of the stock of ETO for a total purchase price of $16,749,358. The purchase price included $12,600,000 in cash, of which $4,600,000 was provided from the Company's current cash reserves while the remaining $8,000,000 was provided from two unsecured notes from a bank (see note 10), and 328,662 shares of common stock valued at $4,149,358 issued to the former shareholders of ETO. Costs associated with acquired in-process research and development were charged to expense.
                                                                     (Continued)



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

       All acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired and the liabilities assumed based on their fair values at the acquisition dates. The consideration paid and the fair value of the assets acquired and the liabilities assumed at the acquisition dates are summarized as follows:

                                                                                              Years ended
                                                                                ------------------------------------
                                                                                  June 28, 1997         June 29, 1996
                                                                                  -------------         -------------
           Consideration paid:
               Cash                                                           $        6,482,933           12,600,000
               Common stock (40,321 shares in 1997
                  and 340,034 shares in 1996)                                            896,025            4,338,061
                                                                                  --------------      ---------------

                          Total consideration paid                            $        7,378,958           16,938,061
                                                                                  ==============      ===============

           Allocation of purchase price:
               Accounts receivable                                            $        1,254,662            3,171,403
               Inventories                                                             2,051,237            3,437,633
               Property and equipment and other assets                                   768,589            5,536,793
               Liabilities assumed                                                      (957,464)          (4,459,280)
               Acquisition related expenses, net of tax
                  benefits where applicable                                              945,000            2,203,000
               Goodwill                                                                3,316,934            7,048,512
                                                                                   -------------      ---------------

                          Total purchase price                                $        7,378,958           16,938,061
                                                                                  ==============      ===============


       The following unaudited pro forma results of operations give effect to the acquisitions as if the NES and ETO acquisitions had occurred at the beginning of fiscal 1995 and the CPI acquisition had occurred at the beginning of fiscal 1996. Such pro forma information reflects certain adjustments including amortization of goodwill, interest expense, interest income, income tax effect and an increase in the number of weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place as described and is not necessarily indicative of results that may be obtained in the future.

                                                                                      Years ended
                                                               ------------------------------------------------------
                                                                     June 28,           June 29,           July 1,
                                                                       1997               1996              1995
                                                                       ----               ----              ----
                                                                                      (Unaudited)
                                                               ------------------------------------------------------

           Pro forma total revenue ........................    $      55,200,669         60,577,113        31,879,730
                                                                  ==============     ==============   ===============

           Pro forma net earnings .........................    $       1,123,257          3,084,909           897,888
                                                                  ==============     ==============   ===============

           Pro forma net primary earnings per share .......    $            0.25               0.68              0.21
                                                                  ==============     ==============   ===============

           Pro forma weighted average common
               shares outstanding .........................            4,552,965          4,567,518         4,320,762
                                                                  ==============     ==============   ===============



                                                                     (Continued)



              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12) TRANSACTION WITH STOCKHOLDER

       In  1997,  the  Company  sold  certain  assets  with a cost  of  $565,022 consisting of the net assets of ETO's Alpha product line, to Alpha/Power, Inc. ("API") in exchange for a note receivable in an equal amount that is to be repaid in installments in 1998 and 1999. A majority of API is owned by a former owner of ETO who is currently an ASTeX stockholder. In connection with this sale, API agreed to assume and indemnify ETO against all obligations to provide warranty for Alpha products sold prior to the sale. There was no gain or loss associated with the sale.

(13) NONCASH FINANCING AND INVESTING ACTIVITIES

       During the years ended June 29, 1997 and June 28, 1996, the Company issued 40,321 and 340,034 shares of common stock valued at $896,025 and $4,338,061, respectively, in connection with acquisitions. During the year ended June 29, 1997, the Company received a note receivable from a stockholder in the amount of $565,022 in connection with the sale of the net assets of ETO's Alpha Product line.

       During the year ended June 29, 1996, the Company issued 18,000 shares of common stock in exchange for notes receivable from employees totaling $236,750.

       In connection with the exercise of stock options, a tax benefit of $62,242 and $284,101 was recorded as additional paid-in capital for the years ended June 29, 1997 and June 28, 1996, respectively.

(14) GOODWILL WRITE-OFF

       In connection with its acquisition of ETO, the Company recorded goodwill of $7,048,512 which represented the excess of the purchase price over the fair value of ETO's net assets acquired and in process research and development. The goodwill was to be amortized over 15 years. Between the acquisition date and June 28, 1996 there was a precipitous decline in sales to one of ETO's major customers. In management's judgment, this decline in revenues was a permanent impairment of ETO's prospects. Based on this significant change, which occurred during the Company's fourth quarter of fiscal 1996, management made a reassessment of its remaining goodwill and recorded an impairment of goodwill in the amount of $6,813,562, which represented the goodwill balance at the reassessment date.

       In determining the impairment, management estimated ETO's cash flows over 14-1/2 years which represented the remaining business life cycle of ETO's existing technology. The cash flow analysis included an estimate of ETO's terminal value at the end of this period. The operating cash flow projections were based on ETO's estimated after-tax operating results less estimated capital expenditures. The undiscounted cash flows were assumed to be realized in installments over the 14-1/2 years. Because the undiscounted cash flow was less than the Company's carrying value of ETO, a charge for impairment of goodwill was recorded to the extent unamortized book value exceeded the related discounted cash flow. The cash flow was discounted using a weighted average borrowing cost of 7.7% which was comparable to rates available as of the reassessment date.

                                                                     (Continued)


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(15) RETIREMENT PLANS

       Prior to January 1, 1997, the Company sponsored two defined  contribution
           401(k) retirement plans covering substantially all employees of the Company. The Company contributed 20% of employee voluntary contributions up to 5% of eligible wages for the plan covering employees of ASTeX, ASTeX/Gerling Laboratories, and Newton Engineering Service, Inc. The Company contributed 50% of employee voluntary contributions up to 6% of eligible wages for the plan covering employees of ETO. Beginning January 1, 1997, the Company merged the plans and under the new plan contributes 50% of employee voluntary contributions up to 6% of eligible wages. Total expense under the plans amounted to $110,214, $72,547 and $42,673 for the years ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively.

(16) SUBSEQUENT EVENTS

       In August 1997, the Company signed a binding agreement to acquire certain assets and assume certain liabilities of a German company for approximately $4,000,000. The purchase price is to be paid in cash at closing, subject to adjustment. The Company has adequate financial resources to complete the acquisition within its existing credit facilities.

       On September 3, 1997, the Company announced that it had met the requirement for redemption of the 1,955,000 redeemable warrants issued in connection with the Company's IPO (see note 6) and would call the warrants for redemption.

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                  (In thousands except per share data)
                                              -----------------------------------------------------------------------
                                                                                                                 Net
                                                                                Earnings         Net         Earnings
                                                    Total           Gross      (Loss) From     Earnings       (Loss)
                                                    Revenue        Profit      Operations       (Loss)       Per Share
                                                    -------        ------      ----------       ------       ---------

           1997
           First Quarter ...................   $       9,860         3,813          536            312          0.07
           Second Quarter ..................           9,293         3,395          461            280          0.06
           Third Quarter ...................          11,013         3,886          658            390          0.09
           Fourth Quarter ..................          17,801         6,316            3            (44)        (0.01)

           Year ended June 28 ..............          47,967        17,410        1,658            938          0.21

           1996
           First Quarter ...................   $       5,639         2,123          232            299          0.07
           Second Quarter ..................           6,859         2,944       (2,358)        (2,394)        (0.57)
           Third Quarter ...................          12,681         4,974        1,183            725          0.16
           Fourth Quarter ..................          13,956         5,731       (5,135)        (5,927)        (1.34)

           Year ended June 29 ..............          39,135        15,772       (6,078)        (7,297)        (1.74)


                                                                     (Continued)



              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(18) NEW ACCOUNTING PRONOUNCEMENTS

       Statement of Financial  Accounting  Standards  (SFAS)  Statement No. 128,
           Earnings Per Share, will become effective during fiscal year 1998. At that time, the Company will be required to exclude the effect of dilutive common stock equivalents from its primary earnings per share calculation and restate all prior periods on that basis. The effect of implementation of this new standard is not expected to be material.

       SFAS Statement No.  130,  Reporting  Comprehensive  Income,  will  become effective during fiscal year 1999. Under the provisions of this Statement, the Company will be required to report all components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. In addition to the net earnings or loss presently displayed in the consolidated statement of operations, the consolidated statement of comprehensive income will display items considered to be other comprehensive income. Such other comprehensive income will include foreign currency translation adjustments, which are presently displayed in the consolidated statement of stockholders' equity. The Company will also be required to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the consolidated balance sheet.

       SFAS Statement No. 131, Disclosures  about  Segments of an Enterprise and
           Related Information, will become effective during fiscal year 1999. At that time, the Company will be required to report financial and descriptive information about any reportable operating segments. Reportable operating segments are defined in Statement No. 131 as components of an enterprise for which separate financial information is available that is evaluated by senior management to allocate resources and assess performance.

       The Company is evaluating the impact of Statement Nos. 130 and 131.




                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPLIED SCIENCE AND TECHNOLOGY, INC.


Date:    September 26, 1997                    By:  /s/  Richard S. Post
                                               --------------------------------
                                               Richard S. Post
                                               President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                      Capacity                                 Date
----                                      --------                                 -----

/s/ Richard S. Post                       Chairman of the Board, Chief            September 26, 1997
Richard S. Post                           Executive Officer and President
                                          (principal executive officer)


/s/ John M. Tarrh                         Chief Financial Officer, Senior         September 26, 1997
------------------------------            Vice President of Finance
John M. Tarrh                             (principal financial and accounting
                                          officer) and Director



/s/ Donald K. Smith                       Director                                September 26, 1997
------------------------------
Donald K. Smith


/s/ John R. Bertucci                      Director                                September 26, 1997
------------------------------
John R. Bertucci


/s/ Michel de Beaumont                    Director                                September 26, 1997
------------------------------
Michel de Beaumont


/s/ Robert R. Anderson                    Director                                September 26, 1997
------------------------------
Robert R. Anderson


/s/ Hans-Jochen Kahl                      Director                                September 26, 1997
------------------------------
Hans-Jochen Kahl