Form 10-Q
period 1997-09-27
APPLIED SCIENCE & TECHNOLOGY INC
filed 1997-11-10
CIK 912842

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

         For the quarterly period ended September 27, 1997
                                        -------------------

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ________________  to ________________

         COMMISSION FILE NUMBER 0-22646
                                -------


                      APPLIED SCIENCE AND TECHNOLOGY, INC.
                         (Name of Issuer in its Charter)

                                   ----------

              DELAWARE                                  04-2962110
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)

  35 CABOT ROAD, WOBURN, MASSACHUSETTS                  01801-1053
 (Address of Principal Executive Offices)               (Zip Code)

                                   ----------

                                 (781) 933-5560
              (Registrant's Telephone Number, Including Area Code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                  -----         -----


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

     COMMON STOCK, $0.01 PAR VALUE                5,673,800
     -----------------------------      ----------------------------------
                     Class              Outstanding as of October 29, 1997

================================================================================













              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX


         TITLE                                                     PAGE
         -----                                                     ----

Part I.       FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS


         Consolidated Statements of Operations for the Three Months Ended
         September 27, 1997 and September 28, 1996                          2

         Consolidated Balance Sheets-
         September 27, 1997 and June 28, 1997                               3

         Consolidated Statements of Cash Flows for the Three Months Ended
         September 27, 1997 and September 28, 1996                          4

         Notes to Consolidated Financial Statements                         5



Item 2        Management's Discussion and Analysis of
              Results of Operations and Financial Condition                 9


PART II.      OTHER INFORMATION

Items 1-5     None

Item 6        Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                                 14




ITEM 1   FINANCIAL STATEMENTS

                         APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Three Months Ended
                                                    --------------------------------------
                                                     September 27,        September 28,
                                                          1997                 1996
                                                    -----------------    -----------------
                                                      (unaudited)          (unaudited)


Product sales, net                                $       16,580,003   $        8,822,457
Research contract revenue                                    200,040              259,916
Other revenue                                                641,259              777,967
                                                    -----------------    -----------------
          Total revenue                                   17,421,302            9,860,340
                                                    -----------------    -----------------

Cost of sales and revenue:
      Product sales and other revenue                     10,879,415            5,927,383
      Research contracts                                      67,870              119,543
                                                    -----------------    -----------------
          Total cost of sales and revenue                 10,947,285            6,046,926
                                                    -----------------    -----------------

          Gross profit                                     6,474,017            3,813,414

Operating expenses:
      Research and development expenses (note 5)           2,561,006            1,669,430
      Selling expenses                                       835,059              765,963
      General and administrative expenses                  1,400,904              842,325
                                                    -----------------    -----------------
          Total operating expenses                         4,796,969            3,277,718
                                                    -----------------    -----------------

          Earnings from operations                         1,677,048              535,696

Other expense (income):
      Interest expense                                       160,711              152,200
      Interest income                                        (80,056)            (115,217)
      Other expense (income)                                (236,557)               3,797
                                                    -----------------    -----------------
          Total other (income) expense                      (155,902)              40,780
                                                    -----------------    -----------------

          Earnings before income taxes                     1,832,950              494,916

Income tax expense                                           678,000              183,000
                                                    -----------------    -----------------

          Net earnings                            $        1,154,950     $        311,916
                                                    -----------------    -----------------

Primary net earnings per share                    $             0.23     $           0.07
                                                    -----------------    -----------------
Fully diluted net earnings per share              $             0.22     $           0.07
                                                    -----------------    -----------------

Weighted average common shares outstanding used
      to calculate primary earnings per share              5,069,825            4,489,287
                                                    -----------------    -----------------

Weighted average common shares outstanding used
      to calculate fully diluted earnings per share        5,205,765            4,489,287
                                                    -----------------    -----------------



See accompanying Notes to Consolidated Financial Statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





       Assets                                                                September 27,           June 28,
                                                                                1997                  1997
                                                                           ----------------      ----------------
                                                                             (unaudited)


Current assets:
       Cash and cash equivalents                                       $       9,293,426     $       3,246,337
       Short-term marketable investments                                       1,299,658                     0
       Accounts receivable, trade, net (note 3)                               10,116,114            11,915,919
       Inventories (note 4)                                                   10,866,968            10,013,422
       Prepaid expenses and other assets                                         249,067               276,682
       Deferred income taxes                                                     895,237               895,237
                                                                         ----------------      ----------------
                         Total current assets                                 32,720,470            26,347,597
                                                                         ----------------      ----------------

Property, plant and equipment:
       Land                                                                      473,000               473,000
       Building and improvements                                               1,624,578             1,621,469
       Equipment                                                               8,103,478             7,871,718
       Furniture and fixtures                                                    746,955               741,143
       Leasehold improvements                                                  1,946,801             1,946,800
                                                                         ----------------      ----------------
                                                                              12,894,812            12,654,130
       Less accumulated depreciation and amortization                         (5,670,168)           (5,150,881)
                                                                         ----------------      ----------------
                         Net property, plant and equipment                     7,224,644             7,503,249
                                                                         ----------------      ----------------

Other assets:
       Patents, net                                                              156,828               148,794
       Goodwill, net of accumulated amortization                               3,227,599             3,261,652
       Long-term investments                                                           0             1,299,545
       Notes receivable, less current maturities                                 382,072               383,080
       Other                                                                     141,486               383,304
                                                                         ----------------      ----------------
                         Total other assets                                    3,907,985             5,476,375
                                                                         ----------------      ----------------
                                                                       $      43,853,099     $      39,327,221
                                                                         ================      ================
       Liabilities and Stockholders' Equity

Current liabilities:
       Current maturities of long-term debt (note 7)                           1,824,397             1,824,397
       Accounts payable                                                        3,568,376             3,869,521
       Accrued expenses                                                        1,240,960             1,374,635
       Accrued compensation expense and related costs                          1,048,872             1,448,928
       Accrued income tax expense                                                704,488               647,142
       Commissions payable and customer advances                                 264,749               226,672
                                                                         ----------------      ----------------
                         Total current liabilities                             8,651,842             9,391,295
                                                                         ----------------      ----------------

Long-term debt, less current maturities (note 7)                               5,909,666             6,368,913
Deferred income taxes                                                             78,003                78,003
                                                                         ----------------      ----------------
                         Total liabilities                                    14,639,511            15,838,211
                                                                         ----------------      ----------------

Stockholders' equity (note 6):
       Common stock: issued 4,862,437 shares (4,519,006 shares at 6/28/97);       48,624                45,190
       outstanding 4,862,437 shares (4,519,006 shares at 6/28/97)
       Additional paid-in capital                                             32,426,039            27,859,845
       Accumulated deficit                                                    (3,112,749)           (4,267,699)
       Less:  Notes receivable for common stock purchases                       (148,326)             (148,326)
                                                                         ----------------      ----------------
                         Total stockholders' equity                           29,213,588            23,489,010
                                                                         ----------------      ----------------
                                                                       $      43,853,099     $      39,327,221
                                                                         ================      ================


See accompanying Notes to Consolidated Financial Statements.





              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                       Three Months Ended
                                                             ----------------------------------------
                                                               September 27,         September 28,
                                                                   1997                  1996
                                                             ------------------    ------------------
                                                                (unaudited)           (unaudited)

Cash flows from operating activities:
         Net earnings                                      $         1,154,950   $           311,916
         Adjustments to reconcile net earnings to net cash
         provided by operating activities:
               Depreciation                                            519,287               423,167
               Amortization                                             89,770                16,322
               Equipment transferred to inventory                            0                54,154
               Gain on investment                                     (250,000)                    0
               Changes in assets and liabilities:
                   Accounts receivable                               1,799,805             1,376,603
                   Inventories                                        (853,546)             (500,538)
                   Prepaid expenses and other assets                    27,615               (60,304)
                   Note receivable                                       1,008                30,079
                   Accounts payable                                   (301,145)             (659,896)
                   Accrued expenses                                   (476,385)             (884,582)
                   Commissions payable and customer advances            38,077               (67,067)
                                                             ------------------    ------------------
                           Net cash provided by
                              operating activities                   1,749,436                39,854
                                                             ------------------    ------------------

Cash flows from investing activities:
         Acquisition related expenses                                  (50,521)                    0
         Purchases of investments                                         (113)           (1,299,102)
         Sales of investments                                                0               993,534
         Additions to property and equipment                          (240,682)              (80,147)
         Patents and other assets                                      (21,412)              (32,910)
         Proceeds from sale of investment                              500,000                     0
                                                             ------------------    ------------------
                           Net cash provided by (used for)
                              investing activities                     187,272              (418,625)
                                                             ------------------    ------------------

Cash flows from financing activities:
         Repayments of notes payable                                  (459,247)             (410,376)
         Net proceeds from issuance of common stock                  4,569,628                   500
                           Net cash provided by (used for)
                              financing activities                   4,110,381              (409,876)
                                                             ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                 6,047,089              (788,647)

Cash and cash equivalents at beginning of period                     3,246,337             5,182,294
                                                            -------------------   ------------------

Cash and cash equivalents at end of period                 $         9,293,426   $         4,393,647
                                                             ==================    ==================

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
              Interest                                     $           165,362   $           152,200
              Income taxes                                 $           620,654   $           412,304

See accompanying Notes to Consolidated Financial Statements.





            APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)   BASIS OF PRESENTATION
         The unaudited financial statements as of September 27, 1997 and September 28, 1996 for the three month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 28, 1997, and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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


3)   ACCOUNTS RECEIVABLE



                                                        September 27,          June 28,
                                                           1997                  1997
                                                      ---------------      --------------
                                                       (unaudited)

            Accounts receivable, trade              $     10,396,092     $    11,857,598
            Notes receivable, current portion                 64,982             384,663
            Allowance for doubtful accounts                 (344,960)           (326,342)
                                                      ---------------      --------------
                                                    $     10,116,114     $    11,915,919
                                                      ===============      ==============


(4)  INVENTORIES

         Inventories consist of the following:


                                                        September 27,        June 28,
                                                           1997                1997
                                                      ---------------      --------------
                                                       (unaudited)

            Raw materials                           $      7,018,800     $     6,566,718
            Work in process                                2,843,601           2,534,245
            Finished goods                                 1,004,567             912,459
                                                      ---------------      --------------
                                                    $     10,866,968     $    10,013,422
                                                      ===============      ==============



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

         The Company also receives funding for certain research and development costs which is used to offset research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:




                                                               Three Months Ended
                                                        -----------------------------------------------
                                                           September 27,              September 28,
                                                               1997                       1996
                                                        --------------------       --------------------
                                                            (unaudited)                (unaudited)

            Research and development costs            $           2,673,392      $           1,727,644
            Less funding                                            112,385                     58,214
                                                        --------------------       --------------------
                                                      $           2,561,007      $           1,669,430
                                                        ====================       ====================





6)   STOCKHOLDERS' EQUITY
         Capital stock consists of the following:


                                                              Number of Shares
                                               -----------------------------------------------
                                                 Authorized              Issued and Outstanding
                                               -----------------------------------------------
                                                               September 27,      June 28,
                                                                   1997             1997
                                                              ---------------  ---------------
             Preferred stock:                                  (unaudited)
                 Preferred stock, $.01 par value,   1,000,000       -                -
                                               ------------------------------  ---------------
                        Total preferred stock       1,000,000       -                -
                                               ------------------------------  ---------------

             Common Stock:
                  Common stock, $.01 par value     10,000,000      4,862,437        4,519,006
                                               ------------------------------  ---------------
                        Total common stock         10,000,000      4,862,437        4,519,006
                                               ------------------------------  ---------------

                        Total capital stock        11,000,000      4,862,437        4,519,006
                                               ==============================  ===============





              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7)   LONG-TERM DEBT
         Long-term debt consists of the following:


                                                                       September 27,                June 28,
                                                                           1997                       1997
                                                                    --------------------       --------------------
                                                                        (unaudited)
Note payable to bank, payable in monthly
        installments of $5,415 including interest,
        with any remaining balance due in July
        1999.  The interest is adjusted to bank's
        prime rate with a maximum change of 1%
        annually (8.75% at September 28, 1997).
        The Note is secured by the land and
        building.                                                 $             439,148      $             445,853

Unsecured note payable to the bank with interest
        at bank's prime rate (8.5% at September
        27, 1997) payable in monthly principal
        installment of $83,051, plus interest,
        due June 30, 2002                                                     4,650,847                  4,900,000

Unsecured note payable to the bank with interest
        at 7.19%, payable in monthly principal
        installments of $67,797, plus interest,
        due December 31, 2000.  This note is
        subject to a prepayment penalty equal
        to the lender's lost net interest income
        resulting from any prepayment as defined
        in the loan agreement.                                                2,644,068                  2,847,457
                                                                    --------------------       --------------------
                                                                              7,734,063                  8,193,310

Less current maturities                                                       1,824,397                  1,824,397
                                                                    --------------------       --------------------
        Long-term debt, less current maturities                   $           5,909,666      $           6,368,913
                                                                    ====================       ====================




8)   SUBSEQUENT EVENTS

On October 1, 1997 the Company acquired all the shares of Sorbios GmbH, to be renamed ASTeX Sorbios GmbH. The acquisition will be accounted for by the purchase method of accounting and accordingly the purchase price will be allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition.

At September 27, 1997 $4,861,000 had been transferred to an escrow account in anticipation of the acquisition. These funds are included in cash and cash equivalents in the September 27, 1997 balance sheet. Of these funds, $3,507,000 was used for the acquisition while the remainder was used to repay debt and recapitalize the acquired company.

On September 3, 1997 the Company announced that it had met the requirements for redemption of the 1,955,000 redeemable warrants issued in connection with the Company's IPO and would call the warrants for redemption. At September 27, 1997, 599,226 warrants had been redeemed for 304,107 shares of common stock for net cash of $4,221,000. As of October 29, 1997 a total of approximately 1,069,270 shares of common stock had been issued associated with the warrant conversion for net cash of $14,903,000. These funds have been used to repay all of the Company's long-term debt.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Applied Science and Technology, Inc. (the "Company" or "ASTeX") is a leading provider of innovative production technology for the manufacture of advanced semiconductor devices. The Company's products are typically used in plasma production techniques in which gases are heated to form a plasma which chemically interacts with a substrate material. ASTeX markets its plasma sources and subsystems, ozone generators and subsystems, and specialty power sources to the world's leading semiconductor capital equipment manufacturers. ASTeX markets the same underlying core technology for medical, electro-optic and synthetic diamond applications.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

The following table compares the consolidated statements of operations for the three-month periods ended September 27, 1997 and September 28, 1996.



             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

              COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                 THREE MONTHS ENDED
                                                      --------------------------------------------------------------------------
                                                          SEPT 27, 1997             SEPT 28, 1996          CHANGE     CHANGE
                                                        $ (000)       %          $ (000)        %         $ (000)       %
Product sales, net                                         16,580         95%        8,822          89%      7,758           88%
Research contract revenue                                     200          1%          260           3%        (60)         (23%)
Other revenue                                                 641          4%          778           8%       (137)         (18%)
                                                      -----------------------   -----------------------   ----------------------
        Total revenue                                      17,421        100%        9,860         100%      7,561           77%

Cost of sales and revenue:
     Product sales and other revenues                      10,879         63%        5,927          60%      4,952           84%
     Research contracts                                        68          0%          120           1%        (52)         (43%)
                                                      -----------------------   -----------------------   ----------------------
        Total cost of sales and revenue                    10,947         63%        6,047          61%      4,900           81%
                                                      -----------------------   -----------------------   ----------------------

        Gross profit                                        6,474         37%        3,813          39%      2,661           70%
                                                      -----------------------   -----------------------   ----------------------

Operating expenses:
     Research and development expenses                      2,561         15%        1,669          17%        892           53%
     Selling expenses                                         835          4%          766           8%         69            9%
     General and administrative expenses                    1,401          8%          842           9%        559           66%
                                                      -----------------------   -----------------------   ----------------------
        Total operating expenses                            4,797         27%        3,277          34%      1,520           46%
                                                      -----------------------   -----------------------   ----------------------

        Earnings from operations                            1,677         10%          536           5%      1,141          213%
                                                      -----------------------   -----------------------   ----------------------

Other (income) expense:
     Interest expense                                         161          0%          152           1%          9            6%
     Interest income                                          (80)        (0%)        (115)         (1%)        35          (30%)
     Other (income) expense                                  (237)        (1%)           4           0%       (241)       (6025%)
                                                      -----------------------   -----------------------   ----------------------
        Total other expense (income)                         (156)        (1%)          41           0%       (197)        (480%)
                                                      -----------------------   -----------------------   ----------------------

        Earnings before income taxes                        1,833         11%          495           5%      1,338          270%

Income tax expense                                            678          4%          183           2%        495          270%
                                                      -----------------------   -----------------------   ----------------------

        Net earnings                                        1,155          7%          312           3%        843          270%
                                                      -----------------------   -----------------------   ----------------------










Total revenue increased in the first quarter of Fiscal 1998 by 77% to $17,421,000 compared to the first quarter Fiscal 1997. This growth is a result of acquisitions and a 92% increase in semiconductor capital equipment revenues primarily due to the industry's recovery. Specialty power supplies increased by 58% compared to Fiscal 1997, primarily due to the acquisition of ASTeX CPI, completed in May 1997, which contributed $3,557,000 in revenues for the first quarter of Fiscal 1998. Research contract revenue and other revenue consisting of service, spare parts and repairs declined in the first quarter of Fiscal 1998 compared to the first quarter of Fiscal 1997.

Gross profits increased by $2,661,000 or 70% in the first quarter of Fiscal 1998 compared to Fiscal 1997. Gross profit as a percent of revenues decreased from 39% in Fiscal 1997 to 37% in Fiscal 1998 primarily due to the acquisition of CPI whose products have lower gross margins than other product lines in the Company. In addition, gross margins were negatively impacted by new product introduction ramp-up costs. The Company continues to focus on improving gross margins with the introduction of new products with anticipated higher margins, and improved manufacturing efficiencies and methods.

Net research and development expenses increased by 53% to $2,561,000 in Fiscal 1998 compared to Fiscal 1997. Gross spending (total research and development spending including funded joint development and the direct cost of research contracts) increased by 48% to $2,741,000 in Fiscal 1998 compared to Fiscal
1997. The increase is primarily due to new acquisitions and increased investments in new products. The Company is committed to continued investments in research and development in order to advance its position as a market and technological leader.

Selling expenses increased by 9% but decreased as a percent of revenue to 4% in Fiscal 1998 compared to 8% in Fiscal 1997. The decrease as a percent of revenues is due to consolidation of the Company's semiconductor sales activities, reduction of headcount and other expense reductions. General and administrative expenses increased by 66% but decreased to 8% of revenues in Fiscal 1998 compared to 9% in Fiscal 1997. The increase is primarily due to goodwill amortization and increased expenses from the acquisition of ASTeX CPI and other increases due to growth and complexity of the Company. Despite these additions, cost reduction efforts have reduced the overall level of increase.

Operating income increased by 213% to $1,677,000 or 10% of revenue in Fiscal 1998 compared to Fiscal 1997. The increased operating income is due to increased revenues, increased gross profit and a reduction of expenses as a percent of revenue.

Interest expense increased by $9,000 and interest income decreased by $35,000 in Fiscal 1998 compared to Fiscal 1997. Other income increased by $241,000 in Fiscal 1998 compared to Fiscal 1997 due to the gain on the sale of the Company's investment in Low Entropy Systems, Inc.

Income tax expense was $678,000 in Fiscal 1998 compared to $183,000 in Fiscal 1997.

The Company's backlog consists of purchase orders for products and research and development contracts. At September 27, 1997 the Company's backlog was $18,767,000 (consisting of $18,137,000 for products and $630,000 for research contracts) compared to backlog at September 28, 1996 of $5,595,000 (consisting of $4,925,000 for products and $670,000 for research contracts). Bookings for Fiscal 1998 were a record $22,479,000 compared to Fiscal 1997 bookings of $7,438,000. The Company expects to complete all product backlog during the next 12 months. The backlog excludes supply agreements with certain SCEM's. The supply agreements, as well as certain government contracts, typically provide for modification or cancellation with little or no penalty.

The Company does not expect inflation to have a material effect on its operations. The Company does not know of any environmental issues that would have a material effect on its operations.



LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1997 the Company had cash and short-term marketable investments of $10,593,000 with working capital of $24,069,000 compared to September 28, 1996 when the Company had cash, short-term marketable investments and long-term investments of $6,690,000 with working capital of $18,228,000. At September 27, 1997 the Company had committed $4,861,000 to the purchase of Sorbios GmbH (see footnote 8 of the Notes to Consolidated Financial Statements).

For the first three months of Fiscal 1998, the Company provided cash of $1,749,000 from operating activities and provided cash of $187,000 from investing activities. Cash used for investing activities was primarily $262,000 for additions to fixed assets and patents and $51,000 for acquisition activities, off-set by the proceeds of the sale of the Company's investment in Low Entropy Systems, Inc. The Company provided cash of $4,110,000 from financing activities, primarily due to exercise of redeemable warrants and options which provided cash of $4,570,000 (see footnote 8 of the Notes to Consolidated Financial Statements), offset by repayment of debt for $459,000.

The Company has two unsecured promissory note agreements with State Street Bank and Trust Company, as described in footnote 7 of the Notes to Consolidated Financial Statements. In addition, the Company has a credit facility with State Street Bank and Trust Company which consists of an $8,000,000 unsecured demand line of credit for working capital purposes. There were no outstanding borrowings under the line of credit at September 27, 1997. The credit facility expires in May, 2000.

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


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

PART II.      OTHER INFORMATION


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K


         Computation of Per Share Earnings

                                                   Three Months Ended
                                            -----------------------------------

                                               September 27,    September 28,
                                                 1997                1996
                                            ----------------    ---------------
                                              (unaudited)        (unaudited)

Net earnings (loss)                       $       1,154,950   $      $ 311,915
                                            ================    ===============

Primary earnings per share:
      Weighted average common
      shares outstanding...                       4,551,733          4,448,402
      Dilutive stock options
      and warrants...                               518,092             40,885

                                            ----------------    ---------------
                                                  5,069,825          4,489,287
                                            ================    ===============

Earnings per share                        $            0.23    $          0.07
                                            ================    ===============

Fully diluted earnings per share:
      Weighted average common
      shares outstanding...                       4,551,733          4,448,402
      Dilutive stock options
      and warrants...                               654,032             40,885

                                            ----------------    ---------------
                                                  5,205,765          4,489,287
                                            ================    ===============

Earnings per share...                     $            0.22     $         0.07
                                            ================    ===============



SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:       October 29, 1997


         APPLIED SCIENCE AND TECHNOLOGY, INC.
         (Registrant)


Name                          Capacity                                 Date
----                          --------                                 ----


/S/ Richard S. Post           Chairman of the Board, Chief             October 29, 1997
-------------------------     Executive Officer and President
Richard S. Post               (principal executive officer)



/S/ John M. Tarrh             Chief Financial Officer, Senior          October 29, 1997
------------------------      Vice President of Finance
John M. Tarrh                 (principal financial and accounting
                              officer) and Director







