Form 10-Q
period 1997-12-27
APPLIED SCIENCE & TECHNOLOGY INC
filed 1998-02-10
CIK 912842

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                   FORM 10-Q

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 27, 1997

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     COMMISSION FILE NUMBER 0-22646


                     APPLIED SCIENCE AND TECHNOLOGY, INC.
                        (Name of Issuer in its Charter)
                          ____________________________


               DELAWARE                               04-2962110
    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)              Identification Number)

  35 CABOT ROAD, WOBURN, MASSACHUSETTS                01801-1053
(Address of Principal Executive Offices)              (Zip Code)
                          ____________________________

                                 (781) 933-5560
                           (Registrant's Telephone Number,
                                Including Area Code)
                          ____________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

   COMMON STOCK, $0.01 PAR VALUE                          8,460,271
   -----------------------------              ----------------------------------
               Class                          Outstanding as of February 6, 1998

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES


                                     INDEX


           TITLE                                                           PAGE
           -----                                                           ----

PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Statements of Operations for the Three Months and
           Six Months Ended December 27, 1997, and December 28, 1996          2

           Consolidated Balance Sheets -
           December 27, 1997 and June 28, 1997                                3

           Consolidated Statements of Cash Flows for the Six Months Ended
           December 27, 1997, and December 28, 1996                           4

           Notes to Consolidated Financial Statements                         5

Item 2     Management's Discussion and Analysis of
           Results of Operations and Financial Condition                      9

PART II.   OTHER INFORMATION

Item 1-5   None

Item 6     Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                   13

ITEM 1   FINANCIAL STATEMENTS

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended               Six Months Ended
                                                      ---------------------------    ----------------------------
                                                      December 27,    December 28,   December 27,    December 28,
                                                          1997            1996           1997            1996
                                                      ------------    -----------    ------------    ------------
                                                      (unaudited)     (unaudited)    (unaudited)      (unaudited)
Product sales, net                                    $ 21,145,162    $ 8,174,529    $ 37,310,447    $ 16,996,986
Research contract revenue                                  200,380        284,314         400,420         544,230
Other revenue                                            1,094,252        833,934       2,150,230       1,611,901
                                                      ------------    -----------    ------------    ------------
           Total revenue                                22,439,794      9,292,777      39,861,097      19,153,117
                                                      ------------    -----------    ------------    ------------

Cost of sales and revenue:
      Product sales and other revenue                   14,155,232      5,758,982      25,034,648      11,686,365
      Research contracts                                    54,744        138,400         122,614         257,943
                                                      ------------    -----------    ------------    ------------
           Total cost of sales and revenue              14,209,976      5,897,382      25,157,262      11,944,308
                                                      ------------    -----------    ------------    ------------

           Gross profit                                  8,229,818      3,395,395      14,703,835       7,208,809
                                                      ------------    -----------    ------------    ------------

Operating expenses:
      Selling expenses                                   1,181,740        632,885       2,016,799       1,398,848
      General and administrative expenses                1,886,416        891,602       3,287,321       1,733,927
      Research and development expenses                  2,850,252      1,409,836       5,411,257       3,079,266
      Acquisition-related expenses (note 8)                212,423              0         212,423               0
                                                      ------------    -----------    ------------    ------------
           Total operating expenses                      6,130,831      2,934,323      10,927,800       6,212,041
                                                      ------------    -----------    ------------    ------------

           Earnings from operations                      2,098,987        461,072       3,776,035         996,768
                                                      ------------    -----------    ------------    ------------

Other expense (income):
      Interest expense                                      35,321        141,222         196,032         293,422
      Interest income                                     (143,369)       (99,265)       (223,425)       (214,482)
      Other expense (income)                                21,200        (24,473)       (215,357)        (20,676)
                                                      ------------    -----------    ------------    ------------
           Total other (income) expense                    (86,848)        17,484        (242,750)         58,264
                                                      ------------    -----------    ------------    ------------

           Earnings before income taxes                  2,185,835        443,588       4,018,785         938,504

Income tax expense                                         911,000        164,000       1,589,000         347,000
                                                      ------------    -----------    ------------    ------------

           Net earnings                               $  1,274,835    $   279,588    $  2,429,785    $    591,504
                                                      ------------    -----------    ------------    ------------

Basic net earnings per share                          $       0.15    $      0.04    $       0.32    $       0.09
                                                      ------------    -----------    ------------    ------------
Diluted net earnings per share                        $       0.15    $      0.04    $       0.30    $       0.09
                                                      ------------    -----------    ------------    ------------

Weighted average common shares outstanding
       used to calculate basic earnings per share        8,310,436      6,665,522       7,570,134       6,669,145
                                                      ------------    -----------    ------------    ------------

Weighted average common shares outstanding
       used to calculate diluted earnings per share      8,779,355      6,720,527       8,002,489       6,715,897
                                                      ------------    -----------    ------------    ------------

See accompanying Notes to Consolidated Financial Statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


       Assets                                                       December 27,       June 28,
       ------                                                           1997             1997
                                                                    ------------    ------------
                                                                    (unaudited)
Current assets:
       Cash and cash equivalents                                    $  9,783,977    $  3,246,337
       Short-term marketable investments                               1,299,771               0
       Accounts receivable, trade, net (note 3)                       12,369,921      11,915,919
       Inventories (note 4)                                           13,335,570      10,013,422
       Prepaid expenses and other assets                                 245,743         276,682
       Deferred income taxes                                           1,458,951         895,237
                                                                    ------------    ------------
                            Total current assets                      38,493,933      26,347,597
                                                                    ------------    ------------

Property, plant and equipment:
       Land                                                              473,000         473,000
       Building and improvements                                       1,624,577       1,621,469
       Equipment                                                       9,299,244       7,871,718
       Furniture and fixtures                                            864,006         741,143
       Leasehold improvements                                          2,074,913       1,946,800
                                                                    ------------    ------------
                                                                      14,335,740      12,654,130
       Less accumulated depreciation and amortization                 (6,860,666)     (5,150,881)
                                                                    ------------    ------------
                            Net property, plant and equipment          7,475,074       7,503,249
                                                                    ------------    ------------

Other assets:
       Patents, net                                                    1,172,533         148,794
       Goodwill, net of accumulated amortization                       4,234,062       3,261,652
       Long-term investments                                                   0       1,299,545
       Notes receivable, less current maturities                         374,978         383,080
       Deferred income taxes                                           1,027,384               0
       Other, net                                                              0         383,304
                                                                    ------------    ------------
                            Total other assets                         6,808,957       5,476,375
                                                                    ------------    ------------
                                                                    $ 52,777,964    $ 39,327,221
                                                                    ============    ============
       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
       Current maturities of long-term debt (note 7)                $          0    $  1,824,397
       Accounts payable                                                5,035,820       3,869,521
       Accrued expenses                                                2,266,740       1,374,635
       Accrued compensation expense and related costs                  2,255,814       1,448,928
       Accrued income tax expense                                      1,623,302         647,142
       Commissions payable and customer advances                         375,142         226,672
                                                                    ------------    ------------
                            Total current liabilities                 11,556,818       9,391,295
                                                                    ------------    ------------

Long-term debt, less current maturities (note 7)                               0       6,368,913
Deferred income taxes                                                          0          78,003
                                                                    ------------    ------------
                            Total liabilities                         11,556,818      15,838,211
                                                                    ------------    ------------

Stockholders' equity (note 6):
       Common stock                                                       84,586          67,785
       outstanding 8,458,615 shares (6,778,509 shares at 6/28/97)
       Additional paid-in capital                                     43,171,516      27,837,250
       Accumulated deficit                                            (1,837,914)     (4,267,699)
       Cumulated Translation Adjustment                                  (48,716)
       Less:  Notes receivable for common stock purchases               (148,326)       (148,326)
                            Total stockholders' equity                41,221,146      23,489,010
                                                                    ------------    ------------
                                                                    $ 52,777,964    $ 39,327,221
                                                                    ============    ============

See accompanying Notes to Consolidated Financial Statements

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                   ----------------------------
                                                                   December 27,    December 28,
                                                                       1997            1996
                                                                   ------------    -----------
                                                                   (unaudited)     (unaudited)
Cash flows from operating activities:
         Net earnings                                              $  2,429,785    $   591,504
         Adjustments to reconcile net earnings to net cash
         provided by operating activities:
                Depreciation                                          1,043,749        850,016
                Amortization                                            247,209         33,223
                Equipment transferred to inventory                            0         93,566
                Acquisition-related expense                             212,423              0
                Gain on investment                                     (250,000)             0
                Changes in assets and liabilities:
                    Accounts receivable                                 726,471      1,548,901
                    Inventories                                      (2,352,629)      (382,529)
                    Prepaid expenses and other assets                    30,948        (45,401)
                    Note receivable                                       8,102         31,676
                    Accounts payable                                    177,528       (835,901)
                    Accrued expenses                                  2,010,999     (1,247,860)
                    Commissions payable and customer advances            41,289        (38,785)
                                                                   ------------    -----------
                             Net cash provided by
                                operating activities                  4,325,874        598,410
                                                                   ------------    -----------

Cash flows from investing activities:
         Acquisition of subsidiaries, less cash acquired             (3,652,639)             0
         Purchases of investments                                          (226)    (1,299,101)
         Sales of investments                                                 0        990,382
         Additions to property and equipment                           (741,203)      (479,435)
         Patents and other assets                                       (23,309)       (43,142)
         Proceeds from sale of investment                               500,000              0
                                                                   ------------    -----------
                             Net cash used for
                                investing activities                 (3,917,377)      (831,296)
                                                                   ------------    -----------

Cash flows from financing activities:
         Repayments of notes payable                                 (9,173,208)      (826,150)
         Net proceeds from issuance of common stock                  15,351,067          2,443
         Repayment of notes receivable for common stock purchase              0          7,500
                                                                   ------------    -----------
                             Net cash provided by (used for)
                                financing activities                  6,177,859       (816,207)
                                                                   ------------    -----------

Effect of exchange rate changes on cash                                 (48,716)             0
                                                                   ------------    -----------

Net increase (decrease) in cash and cash equivalents                  6,537,640     (1,049,093)

Cash and cash equivalents at beginning of period                      3,246,337      5,182,294
                                                                   ------------    -----------

Cash and cash equivalents at end of period                         $  9,783,977    $ 4,133,201
                                                                   ============    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
              Interest                                             $    249,044    $   274,169
                                                                   ============    ===========
              Income taxes                                         $    620,654    $   512,304
                                                                   ============    ===========

See accompanying Notes to Consolidated Financial Statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1)   BASIS OF PRESENTATION

         The unaudited financial statements as of December 27, 1997, and December 28, 1996, for the three month and six month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 28, 1997, and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.


2)   EARNINGS PER SHARE

         The Company has adopted the provisions of Statement of Financial Accounting Standards Statement (SFAS) No. 128 Earnings Per Share. In accordance with the adoption of SFAS 128, the Company has excluded the effects of dilutive common stock equivalents from its basic earnings per share, formally primary earnings per share, calculation and restated all prior periods on that basis.


3)   ACCOUNTS RECEIVABLE

                                    December 27,      June 28,
                                        1997            1997
                                    ------------    ------------
                                    (unaudited)
Accounts receivable, trade          $ 12,696,680    $ 11,857,598
Notes receivable, current portion         67,340         384,663
Allowance for doubtful accounts         (394,099)       (326,342)
                                    ------------    ------------
                                    $ 12,369,921    $ 11,915,919
                                    ============    ============

4)   INVENTORIES

         Inventories consist of the following:

                  December 27,    June 28,
                      1997          1997
                  -----------   -----------
                  (unaudited)
Raw materials     $ 8,153,916   $ 6,566,718
Work in process     3,821,144     2,534,245
Finished goods      1,360,510       912,459
                  -----------   -----------
                  $13,335,570   $10,013,422
                  ===========   ===========

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

         The Company also receives funding for certain research and development costs which is used to offset research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:

                                     Three Months Ended             Six Months Ended
                                ----------------------------   ---------------------------
                                December 27,    December 28,   December 27,   December 28,
                                   1997             1996           1997           1996
                                -----------     -----------     ----------     ----------
                                (unaudited)     (unaudited)    (unaudited)    (unaudited)
Research and development costs   $2,966,689     $1,548,236     $5,629,144     $3,337,209
Less funding                        116,437        138,400        217,887        257,943
                                 ----------     ----------     ----------     ----------
                                 $2,850,252     $1,409,836     $5,411,257     $3,079,266
                                 ==========     ==========     ==========     ==========

6) STOCKHOLDERS' EQUITY

         Capital stock consists of the following:

                                                    Number of Shares
                                            ------------------------------------
                                            Authorized    Issued and Outstanding
                                            --------------------------------------
                                                          December 27,    June 28,
                                                              1997          1997
                                            --------------------------------------
                                                          (unaudited)  (unaudited)
    Preferred stock:
        Preferred stock, $.01 par value,    1,000,000             --            --
                                            --------------------------------------
                   Total preferred stock    1,000,000             --            --
                                            --------------------------------------

    Common Stock:
         Common stock, $.01 par value      10,000,000      8,458,615     6,778,509
                                            --------------------------------------
                   Total common stock      10,000,000      8,458,615     6,778,509
                                            --------------------------------------

                   Total capital stock     11,000,000      8,458,615     6,778,509
                                           =======================================

         On September 3, 1997, the Company announced that it had met the requirements for redemption of its redeemable warrants issued in connection with the Company's IPO and called the warrants for redemption. During the first and second quarter of Fiscal 1998, 2,011,650 redeemable warrants and 45,500 Representative's warrants were converted into 1,601,619 shares of common stock. The net proceeds to the Company were $14,883,000. The proceeds have been used to repay all bank debt and to complete the acquisition of ASTeX Sorbios GmbH.

         On November 26, 1997, the Company announced a 3 for 2 split of its Common Stock, which was distributed to shareholders in the form of a stock dividend on December 12, 1997. All prior period share amounts have been adjusted to reflect the stock split.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7)   LONG-TERM DEBT
         Long-term debt at June 28, 1997, consisted of the following:

Note payable to bank, payable in monthly installments of $5,415 including interest, with any remaining balance due in July 1999. The interest is adjusted to bank's prime rate with a maximum change of 1% annually
         (8.75% at September 28, 1997). The Note is secured by the land and
         building                                                                 $  445,853

Unsecured note payable to the bank with interest at bank's prime rate (8.5% at
         September 27, 1997) payable in monthly principal installment of
         $83,051, plus interest, due June 30, 2002                                 4,900,000

Unsecured note payable to the bank with interest at 7.19%, payable in monthly principal installments of $67,797, plus interest, due December 31,
         2000. This note is subject to a prepayment penalty equal to the lender's lost net interest income resulting from any prepayment as
         defined in the loan agreement                                             2,847,457
                                                                                  ----------
                                                                                   8,193,310

Less current maturities                                                            1,824,397
                                                                                  ----------
         Long-term debt, less current maturities                                  $6,368,913
                                                                                  ==========

         The Company has repaid all of the Company's long term debt during the second quarter of Fiscal 1998. An unsecured note payable, with interest at 7.19%, payable in monthly principal installments was subject to a prepayment penalty equal to the lender's lost net interest income resulting from any prepayment. This prepayment penalty was waived by the lender.


8)  ACQUISITIONS

         On October 1, 1997, the Company completed the acquisition of Sorbios GmbH, renamed ASTeX Sorbios GmbH, a manufacturer of ozone generators, and air ionizers for semiconductor production.

         The Company acquired all of the stock of Sorbios GmbH for a total purchase price of $3,699,413. The purchase price was paid in cash, from the Company's cash reserves. Acquisition costs of $212,423 related to in-process research and development expenses were charged to operating expense.

         The acquisition was accounted for by the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market value at the date of acquisition.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996

The following tables compare the consolidated statements of operations for the three-month and six-month periods ended December 27, 1997, and December 28, 1996.

          APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
               COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS ENDED
                                            ----------------------------------------------------------------
                                               DEC 27, 1997          DEC 28, 1996          CHANGE     CHANGE
                                            $ (000)       %        $ (000)       %         $ (000)       %
Product sales, net                          21,145        94%       8,175        88%       12,970       159%
Research contract revenue                      201         1%         284         3%          (83)      (29%)
Other revenue                                1,094         5%         834         9%          260        31%
                                            -----------------       ---------------
     Total revenue                          22,440       100%       9,293       100%       13,147       141%


Cost of sales and revenue:
  Product sales and other revenues          14,155        63%       5,760        62%        8,395       146%
  Research contracts                            55         0%         138         1%          (83)      (60%)
                                            -----------------       ---------------
     Total cost of sales and revenue        14,210        63%       5,898        63%        8,312       141%
                                            -----------------       ---------------

     Gross profit                            8,230        37%       3,395        37%        4,835       142%
                                            -----------------       ---------------


Operating expenses:
  Selling expenses                           1,182         5%         633         7%          549        87%
  General and administrative expenses        1,887         8%         891        10%          996       112%
  Research and development expenses          2,850        13%       1,410        15%        1,440       102%
  Acquisition-related expenses                 212         1%           0         0%          212        --
                                            -----------------       ---------------
        Total operating expenses             6,131        27%       2,934        32%        3,197       109%
                                            -----------------       ---------------

        Earnings from operations             2,099        10%         461         5%        1,638       355%
                                            -----------------       ---------------

Other (income) expense:
     Interest expense                           35         0%         141         1%         (106)      (75%)
     Interest income                          (143)        0%         (99)       (1%)         (44)       44%
     Other (income) expense                     21         0%         (24)       (0%)          45      (188%)
                                            -----------------       ---------------
        Total other expense (income)           (87)       (0%)         18         0%         (105)     (583%)
                                            -----------------       ---------------


        Earnings before income taxes         2,186        10%         443         5%        1,743       393%

Income tax expense                             911         4%         164         2%          747       455%
                                            -----------------       ---------------

        Net earnings                         1,275         6%         279         3%          996       357%
                                            -----------------       ---------------

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  SIX MONTHS ENDED
                                                 -----------------------------------------------------------------------------
                                                      DEC 27, 1997               DEC 28, 1996           CHANGE        CHANGE
                                                  $    (000)      %          $   (000)      %           $ (000)       %
Product sales, net                                   37,311          94%       16,997         89%        20,314        120%
Research contract revenue                               400           1%          544          3%          (144)       (26%)
Other revenue                                         2,150           5%        1,612          8%           538         33%
                                                 -----------------------   ----------------------
        Total revenue                                39,861         100%       19,153        100%        20,708        108%

Cost of sales and revenue:
     Product sales and other revenues                25,035          63%       11,686         61%        13,349        114%
     Research contracts                                 122           0%          258          1%          (136)       (53%)
                                                 -----------------------   ----------------------
        Total cost of sales and revenue              25,157          63%       11,944         62%        13,213        111%
                                                 -----------------------   ----------------------

        Gross profit                                 14,704          37%        7,209         38%         7,495        104%
                                                 -----------------------   ----------------------

Operating expenses:
     Selling expenses                                 2,017           5%        1,399          8%           618         44%
     General and administrative expenses              3,288           8%        1,734          9%         1,554         90%
     Research and development expenses                5,411          14%        3,079         16%         2,332         76%
     Acquisition-related expenses                       212           1%            0          0%           212           -
                                                 -----------------------   ----------------------
        Total operating expenses                     10,928          28%        6,212         32%         4,716         76%
                                                 -----------------------   ----------------------

        Earnings from operations                      3,776           9%          997          5%         2,779        279%
                                                 -----------------------   ----------------------

Other (income) expense:
     Interest expense                                   196           1%          293          1%           (97)       (33%)
     Interest income                                   (224)         (1%)        (214)        (1%)          (10)         5%
     Other income                                      (215)         (1%)         (21)        (0%)         (194)       924%
                                                 -----------------------   ----------------------
        Total other expense (income)                   (243)         (1%)          58          0%          (301)      (519%)
                                                 -----------------------   ----------------------

        Earnings before income taxes                  4,019          10%          939          5%         3,080        328%

Income tax expense                                    1,589           4%          347          2%         1,242        358%
                                                 -----------------------   ----------------------

        Net earnings                                  2,430           6%          592          3%         1,838        310%
                                                 -----------------------   ----------------------

Total revenue increased in the second quarter of Fiscal 1998 by 141% to $22,440,000 for the three months and increased by 108% to $39,861,000 for the six months ended December 27, 1998, compared to the same periods in Fiscal 1997. This growth is a result of several factors including acquisitions, an increase in semiconductor capital equipment revenues of 215% for the three months and 152% increase for the six months, increases in specialty power supply revenues of 88% for the three months and 82% for the six months, offset by a decrease in the non-semiconductor plasma systems revenue of 20% for the three months and a decrease of 25% for the six months. Acquisition of ASTeX CPI, completed in May 1997, added $7,023,000 of revenues for the six months, primarily in the specialty power supply business. The acquisition of Sorbios GmbH, completed in October 1997, accounted for a $1,222,000 increase in revenues primarily in the semiconductor equipment business. Research contract revenue and other revenue consisting of service, spare parts and repairs declined as a percent of sales in the second quarter of Fiscal 1998 for the three months and six months compared to Fiscal 1997.

Gross profits increased by $4,835,000 or 142% for the three months and increased by $7,495,000 or 104% for the six months of Fiscal 1998 compared to Fiscal 1997. Gross profit as a percent of revenues was 37% for the three months and six months of Fiscal 1998 which compares to 37% for the three months and 38% for the six months of Fiscal 1997. The Company continues to focus on improving gross margins with the introduction of new products with anticipated higher margins, and improved manufacturing efficiencies and methods.

Selling expenses increased by 87% for the three months and 44% for the six months but decreased as a percent of revenue to 5% for the three and six months of Fiscal 1998 compared to 7% for the three months and 8% for the six months of Fiscal 1997. The Company continues to increase its sales and marketing infrastructure, but is able to decrease expenses as a percent of revenues due to economies of scale related to the Company's acquisitions and semiconductor sales activities. General and administrative expenses increased by 112% for the three months and 90% for the six months but decreased to 8% of revenues for the three and six months of Fiscal 1998 compared to 10% for the three months and 9% for the six months of Fiscal 1997. The increase is primarily due to goodwill amortization and increased expenses from the acquisition of ASTeX CPI and ASTeX Sorbios and other increases due to growth and complexity of the Company. Despite these additions, cost reduction efforts have reduced the overall level of the increase.

Net research and development expenses increased by 102% for the three months and 76% for the six months of Fiscal 1998 compared to Fiscal 1997. Gross spending (total research and development spending including funded joint development and the direct cost of research contracts) increased by 92% for the three months and 69% for the six months of Fiscal 1998 compared to Fiscal 1997. The increase is primarily due to recent acquisitions and increased investments in new products. The Company is committed to continued investments in research and development in order to advance its position as a market and technological leader.

Earnings from operations increased by 355% to $2,099,000 or 10% of revenue for the three months and increased by 279% to $3,776,000 or 9% of revenue for the six months of Fiscal 1998 compared to Fiscal 1997. The increased operating income is due to increased revenues, increased gross profit and a reduction of expenses as a percent of revenue.

Interest expense decreased by $106,000 for the three months and $97,000 for the six months of Fiscal 1998 compared to Fiscal 1997 primarily due to the repayment of bank debt in the second quarter of Fiscal 1998. Interest income increased by $44,000 for the three months and increased by $10,000 for the six months of Fiscal 1998 compared to Fiscal 1997. Other income increased by $194,000 for the six months of Fiscal 1998 compared to Fiscal 1997 primarily due to a gain of $250,000 on the sale of the Company's investment in Low Entropy Systems, Inc.

Income tax expense was $911,000 for the three months and $1,589,000 for the six months of Fiscal 1998 compared to $164,000 for the three months and $347,000 for the six months of Fiscal 1997.

The Company's backlog consists of purchase orders for products and research and development contracts. At December 27, 1997, the Company's backlog was a record $21,840,000 (consisting of $20,939,000 for products and $901,000 for research contracts) compared to backlog at December 28, 1996 of $6,540,000 (consisting of $6,120,000 for products and $420,000 for research contracts). Bookings for the second quarter of Fiscal 1998 were a record $24,407,000 compared to bookings in the second quarter of Fiscal 1997 of $10,275,000. The Company expects to complete all product backlog during the next six to twelve months. The backlog excludes supply agreements with certain semiconductor capital equipment manufacturers (SCEM's). The supply agreements, as well as certain government contracts, typically provide for modification or cancellation with little or no penalty.

The Company does not expect inflation to have a material effect on its operations. The Company does not know of any environmental issues that would have a material effect on its operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 1997, the Company had cash and short-term marketable investments of $11,084,000 with working capital of $26,937,000 compared to December 28, 1996 when the Company had cash, short-term marketable investments and long-term investments of $6,433,000 with working capital of $18,176,000.

For the first six months of Fiscal 1998, the Company generated cash of $4,326,000 from operating activities and used cash of $3,917,000 for investing activities. Cash used for investing activities was primarily $3,653,000 for acquisitions and $765,000 for additions to fixed assets and patents, off-set by the proceeds of the sale of the Company's investment in Low Entropy Systems, Inc. The Company generated cash of $6,178,000 from financing activities, primarily due to exercise of redeemable warrants and options which provided cash of $15,351,000 (see footnote 6 of the Notes to Consolidated Financial Statements), offset by repayment of debt for $9,173,000.

The Company has a credit facility with State Street Bank and Trust Company which consists of an $8,000,000 unsecured demand line of credit for working capital purposes. There were no outstanding borrowings under the line of credit at December 27, 1997. The credit facility expires in May, 2000.

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

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

PART II.      OTHER INFORMATION

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

         Computation of Per Share Earnings

                                               Three Months Ended                       Six Months Ended
                                      ----------------------------------------------------------------------------
                                        December 27,       December 28,         December 27,         December 28,
                                            1997              1996                 1997                 1996
                                      --------------    ----------------    -----------------    -----------------
                                         (unaudited)         (unaudited)          (unaudited)          (unaudited)

Net earnings                          $   1,274,835       $    279,588        $   2,429,785       $      591,504
                                      =============       ============        =============       ==============
Basic earnings per share:
     Weighted average common
     shares outstanding                   8,310,436          6,665,522            7,570,134            6,669,145
                                      -------------       ------------        -------------       --------------
                                          8,310,436          6,665,522            7,570,134            6,669,145
                                      =============       ============        =============       ==============

Basic earnings per share              $        0.15       $       0.04        $        0.32       $         0.09
                                      =============       ============        =============       ==============
Diluted earnings per share:
     Weighted average common
          shares outstanding              8,310,436          6,665,522            7,570,134            6,669,145
     Dilutive stock options
          and warrants                      468,919             55,005              432,355               46,752
                                      -------------      -------------        -------------       --------------
                                          8,779,355          6,720,527            8,002,489            6,715,897
                                      =============       ============        =============       ==============

Earnings per share                    $        0.15      $        0.04        $        0.30       $         0.09
                                      -------------      -------------        -------------       --------------

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:       February 9, 1998

         APPLIED SCIENCE AND TECHNOLOGY, INC.
         (Registrant)

Name                         Capacity                                         Date
----                         --------                                         ----

/S/ Richard S. Post          Chairman of the Board, Chief                     February 9, 1998
---------------------        Executive Officer and President
Richard S. Post              (principal executive officer)



/S/ John M. Tarrh            Chief Financial Officer, Senior                  February 9, 1998
-----------------            Vice President of Finance
John M. Tarrh                (principal financial and accounting
                             officer) and Director