Form 10-Q/A
period 1997-12-27
APPLIED SCIENCE & TECHNOLOGY INC
filed 1998-03-04
CIK 912842

===============================================================================

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-Q/A

                       AMENDMENT TO APPLICATION OR REPORT

                Filed pursuant to Section 12, 13, or 15(d) of the
                         Securities Exchange Act of 1934

                      APPLIED SCIENCE AND TECHNOLOGY, INC.
                         (Name of Issuer in its Charter)


                                 AMENDMENT NO. 1

THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FOLLOWING ITEMS, EXHIBITS OR OTHER PORTIONS OF ITS QUARTERLY REPORT FOR THE THREE MONTH PERIOD ENDED DECEMBER 27, 1997, ON FORM 10-Q AS SET FORTH IN THE PAGES ATTACHED HERETO:


                                                                          PAGE

Item 4.         Submission of Matters to a Vote of Security-Holders          1




SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:       February 27, 1998

         APPLIED SCIENCE AND TECHNOLOGY, INC.
         (Registrant)

NAME                CAPACITY                                DATE

/s/ John M. Tarrh   Chief Financial Officer, Senior         FEBRUARY 27, 1998
-----------------   Vice President of Finance
John M. Tarrh       (principal financial and accounting
                    officer) and Director

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On November 20, 1997, the Company held its Annual Meeting of Stockholders to vote on the following proposals:

1. To elect two members of the Board of Directors for a term of three years. Nominees for Director were: (a) Richard S. Post, Ph.D. and (b) Robert R. Anderson ("Proposal No. 1");

2. To approve an amendment to the Corporation's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,00 to 30,000,000, and to adopt a three-for-two stock split. ("Proposal No. 2");

3. To approve an amendment to the Corporation's 1993 Stock Option Plan to increase the number of shares of Common Stock that have been reserved for issuance pursuant to the plan to 1,500,000. ("Proposal No. 3");

4. To ratify and approve the selection of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending June 27, 1998. ("Proposal No. 4").

Of the 4,556,899 shares of the Company's Common Stock of record as of September 24, 1997, able to be voted at the meeting, a total of approximately 4,211,189 shares were voted, or approximately 92.4% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Each of the proposals was adopted, with the vote total as follows:


 PROPOSAL                           VOTES FOR           VOTES WITHHELD
 --------                           ----------          --------------
NO. 1
(a) Richard S. Post, Ph.D.          4,140,089           71,100

(b) Robert R. Anderson              4,140,089           71,100

John M. Tarrh and Hans-Jochen Kahl continue to serve as directors for terms which expire in 1998, and Donald K. Smith and Michel de Beaumont also continue to serve as directors for terms which expire in 2000, and until their successors remain.

                      SHARES            SHARES            SHARES
 PROPOSAL           VOTING FOR       VOTING AGAINST       ABSTAINING
 --------           ----------       --------------       ----------
NO. 2               4,182,988          20,350              7,851

NO. 3*              2,234,462          256,295             23,651

NO. 4               4,201,450          2,300               7,439


*For Proposal No. 3, there were 1,696,781 broker non-votes.