Form 10-Q
period 1998-03-28
APPLIED SCIENCE & TECHNOLOGY INC
filed 1998-05-12
CIK 912842

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

         (Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 28, 1998

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________to_________

         COMMISSION FILE NUMBER 0-22646

                      APPLIED SCIENCE AND TECHNOLOGY, INC.
                         (Name of Issuer in its Charter)

                    --------------------------------------

         DELAWARE                                         04-2962110
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                       Identification Number)

35 CABOT ROAD, WOBURN, MASSACHUSETTS                       01801-1053
(Address of Principal Executive Offices)                   (Zip Code)


                    --------------------------------------

                                 (781) 933-5560
              (Registrant's Telephone Number, Including Area Code)

                    --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes___X___   No______



Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

   COMMON STOCK, $0.01 PAR VALUE                        8,555,701
   -----------------------------                 ----------------------
              Class                          Outstanding as of April 29, 1998
==============================================================================

==============================================================================

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX


         TITLE                                                                             PAGE

PART I.       FINANCIAL INFORMATION

Item 1        Financial Statements


         Consolidated Statements of Operations for the Three Months and
         Nine Months Ended March 28, 1998, and March 29, 1997                                2

         Consolidated Balance Sheets-
         March 28, 1998, and June 28, 1997                                                   3

         Consolidated Statements of Cash Flows for the Nine Months Ended
         March 28, 1998, and March 29, 1997                                                  4

         Notes to Consolidated Financial Statements                                          5



Item 2        Management's Discussion and Analysis of
              Results of Operations and Financial Condition                                  8


PART II.      OTHER INFORMATION

Items 1-5                                                                                 None

Item 6        Exhibits and Reports on Form 8-K                                              13


SIGNATURES                                                                                  13




ITEM 1   FINANCIAL STATEMENTS


                           Applied Science and Technology, Inc. and Subsidiaries
                                   Consolidated Statements of Operations

                                                     Three Months Ended              Nine Months Ended
                                                -----------------------------  ------------------------------
                                                  March 28,      March 29,       March 28,       March 29,
                                                    1998            1997            1998           1997
                                                --------------  -------------  --------------- --------------
                                                 (unaudited)    (unaudited)     (unaudited)     (unaudited)


Product sales, net                              $  22,195,896   $ 10,123,941   $   59,506,344  $  27,120,927
Research contract revenue                             293,503        247,332          693,923        791,562
Other revenue                                         972,437        641,259        3,122,666      2,253,159
                                                --------------  -------------  --------------- --------------
         Total revenue                             23,461,836     11,012,532       63,322,933     30,165,648
                                                --------------  -------------  --------------- --------------

Cost of sales and revenue:
     Product sales and other revenue               15,076,802      6,995,463       40,111,450     18,681,827
     Research contracts                               177,617        130,733          300,230        388,676
                                                --------------  -------------  --------------- --------------
         Total cost of sales and revenue           15,254,419      7,126,196       40,411,680     19,070,503
                                                --------------  -------------  --------------- --------------

         Gross profit                               8,207,417      3,886,336       22,911,253     11,095,145
                                                --------------  -------------  --------------- --------------

Operating expenses:
     Selling expenses                               1,145,261        605,724        3,162,060      2,004,572
     General and administrative expenses            1,791,298        886,740        5,078,619      2,620,667
     Research and development expenses (note 5)     3,019,286      1,735,389        8,430,544      4,814,654
     Acquisition-related expenses (note 8)                  0              0          212,423              0
                                                --------------  -------------  --------------- --------------
         Total operating expenses                   5,955,845      3,227,853       16,883,646      9,439,893
                                                --------------  -------------  --------------- --------------

         Earnings from operations                   2,251,572        658,483        6,027,607      1,655,252
                                                --------------  -------------  --------------- --------------

Other expense (income):
     Interest expense                                      36        138,200          196,068        431,622
     Interest income                                 (157,522)       (99,126)        (380,947)      (313,608)
     Other income                                     (37,463)          (990)        (252,820)       (21,665)
                                                --------------  -------------  --------------- --------------
         Total other (income) expense                (194,949)        38,084         (437,699)        96,349
                                                --------------  -------------  --------------- --------------

         Earnings before income taxes               2,446,521        620,399        6,465,306      1,558,903

Income tax expense                                    869,000        230,000        2,458,000        577,000
                                                --------------  -------------  --------------- --------------

         Net earnings                           $   1,577,521   $    390,399   $    4,007,306  $     981,903
                                                --------------  -------------  --------------- --------------

Basic net earnings per share                    $        0.19   $       0.06   $         0.51  $        0.15
                                                --------------  -------------  --------------- --------------
Diluted net earnings per share                  $        0.18   $       0.06   $         0.47  $        0.15
                                                --------------  -------------  --------------- --------------

Weighted average common shares outstanding
   used to calculate basic earnings per share       8,482,518      6,671,963        7,874,262      6,670,166
                                                --------------  -------------  --------------- --------------

Weighted average common shares outstanding
   used to calculate diluted earnings per share     8,922,323      6,793,079        8,455,678      6,737,677
                                                --------------  -------------  --------------- --------------


     See accompanying Notes to Consolidated Financial Statements.


                     Applied Science and Technology, Inc. and Subsidiaries
                                     Consolidated Balance Sheets

      Assets                                                      March 28,         June 28,
                                                                     1998             1997
                                                                ---------------  ---------------
                                                                 (unaudited)
Current assets:
      Cash and cash equivalents                                $     6,647,058  $     3,246,337
      Short-term marketable investments                              1,299,884                0
      Accounts receivable, net (note 3)                             13,101,423       11,915,919
      Inventories (note 4)                                          15,858,422       10,013,422
      Prepaid expenses and other assets                                507,568          276,682
      Deferred income taxes                                          1,389,945          895,237
                                                                ---------------  ---------------
                       Total current assets                         38,804,300       26,347,597
                                                                ---------------  ---------------

Property, plant and equipment:
      Land                                                             473,000          473,000
      Building and improvements                                      1,625,360        1,621,469
      Equipment                                                     10,141,769        7,871,718
      Furniture and fixtures                                           968,577          741,143
      Leasehold improvements                                         2,093,540        1,946,800
                                                                ---------------  ---------------
                                                                    15,302,246       12,654,130
      Less accumulated depreciation and amortization                (7,394,607)      (5,150,881)
                                                                ---------------  ---------------
                       Net property, plant and equipment             7,907,639        7,503,249
                                                                ---------------  ---------------

Other assets:
      Patents, net                                                   1,134,260          148,794
      Goodwill, net of accumulated amortization                      4,153,047        3,261,652
      Long-term investments                                                  0        1,299,545
      Notes receivable, less current maturities                        373,160          383,080
      Deferred income taxes                                          1,027,384                0
      Other, net                                                             0          383,304
                                                                ---------------  ---------------
                       Total other assets                            6,687,851        5,476,375
                                                                ---------------  ---------------
                                                               $    53,399,790  $    39,327,221
                                                                ===============  ===============
      Liabilities and Stockholders' Equity

Current liabilities:
      Current maturities of long-term debt (note 7)            $             0  $     1,824,397
      Accounts payable                                               4,796,373        3,869,521
      Accrued expenses                                               2,136,361        1,374,635
      Accrued compensation expense and related costs                 2,030,112        1,448,928
      Accrued income tax expense                                     1,043,031          647,142
      Commissions payable and customer advances                        282,655          226,672
                                                                ---------------  ---------------
                       Total current liabilities                    10,288,532        9,391,295

Long-term debt, less current maturities (note 7)                             0        6,368,913
Deferred income taxes                                                        0           78,003
                                                                ---------------  ---------------
                       Total liabilities                            10,288,532       15,838,211
                                                                ---------------  ---------------

Stockholders' equity (note 6):
      Common stock                                                      85,517           67,785
      outstanding 8,551,701 shares (6,778,509 shares at 6/28/97)
      Additional paid-in capital                                    43,535,091       27,837,250
      Accumulated deficit                                             (260,393)      (4,267,699)
      Cumulative translation adjustment                               (100,631)               0
      Less:  Notes receivable for common stock purchases              (148,326)        (148,326)
                                                                ---------------  ---------------
                       Total stockholders' equity                   43,111,258       23,489,010
                                                                ---------------  ---------------
                                                               $    53,399,790  $    39,327,221
                                                                ===============  ===============


  See accompanying Notes to Consolidated Financial Statements.


              Applied Science and Technology, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                              Nine Months Ended
                                                                                   ---------------------------------------
                                                                                       March 28,            March 29,
                                                                                         1998                 1997
                                                                                   ---------------------------------------
                                                                                      (unaudited)          (unaudited)

Cash flows from operating activities:
         Net earnings                                                            $         4,007,306  $           981,903
         Adjustments to reconcile net earnings to net cash
         provided by operating activities:
               Depreciation                                                                1,585,587            1,255,655
               Amortization                                                                  466,615               48,983
               Equipment transferred to inventory                                                  0               93,566
               Acquisition-related expense                                                   212,423                    0
               Gain on sale of investment                                                   (250,000)                   0
               Changes in assets and liabilities:
                   Accounts receivable                                                        (5,031)             203,389
                   Inventories                                                            (4,875,481)              40,188
                   Prepaid expenses and other assets                                        (230,877)             (30,007)
                   Note receivable                                                             9,920               32,716
                   Accounts payable                                                          (61,920)            (439,673)
                   Accrued expenses                                                        1,074,647             (346,789)
                   Commissions payable and customer advances                                 (51,198)             (65,824)
                                                                                   ------------------   ------------------
                           Net cash provided by
                              operating activities                                         1,881,991            1,774,107
                                                                                   ------------------   ------------------

Cash flows from investing activities:
         Acquisition of subsidiary, less cash acquired                                    (3,682,639)                   0
         Purchases of investments                                                               (339)          (1,299,102)
         Sales of investments                                                                500,000            1,990,632
         Additions to property and equipment                                              (1,715,607)            (686,688)
         Patents and other assets                                                            (24,419)             (46,792)
                                                                                   ------------------   ------------------
                           Net cash used for
                              investing activities                                        (4,923,004)             (41,950)
                                                                                   ------------------   ------------------

Cash flows from financing activities:
         Repayments of notes payable                                                      (9,173,208)          (1,239,866)
         Net proceeds from issuance of common stock                                       15,715,573               81,805
         Repayment of notes receivable for common stock purchase                                   0                7,500
                                                                                   ------------------   ------------------
                           Net cash provided by (used for)
                              financing activities                                         6,542,365           (1,150,561)
                                                                                   ------------------   ------------------

Effect of exchange rate changes on cash                                                     (100,631)                   0
                                                                                   ------------------   ------------------

Net increase in cash and cash equivalents                                                  3,400,721              581,596

Cash and cash equivalents at beginning of period                                           3,246,337            5,182,294
                                                                                   ------------------   ------------------

Cash and cash equivalents at end of period                                       $         6,647,058  $         5,763,890
                                                                                   ==================   ==================

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
              Interest                                                           $           249,580  $           438,037
                                                                                   ==================   ==================
              Income taxes                                                       $         2,000,921  $           512,905
                                                                                   ==================   ==================


See accompanying Notes to Consolidated Financial Statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1)   BASIS OF PRESENTATION
         The unaudited financial statements as of March 28, 1998, and March 29, 1997, for the three month and nine month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 28, 1997, and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2)   EARNINGS PER SHARE
         The Company has adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with a calculation of basic and diluted earnings per share. Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements. The weighted average number of shares used to compute diluted income per share consisted of the following:


                                        Three Months Ended                   Nine Months Ended
                                ----------------------------------   ----------------------------------
                                   March 27,         March 29,          March 27,         March 29,
                                     1998               1997              1998               1997
                                ----------------   ---------------   ----------------   ---------------
                                  (unaudited)       (unaudited)        (unaudited)       (unaudited)

      Weighted average common
         shares outstanding           8,482,518         6,671,963          7,874,262         6,670,166
      Weighted average common
         equivalent shares due
         to stock options
         and warrants                   439,805           121,116            581,416            67,511

                                ----------------   ---------------   ----------------   ---------------
                                      8,922,323         6,793,079          8,455,678         6,737,677
                                ================   ===============   ================   ===============


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3)   ACCOUNTS RECEIVABLE


                                                                       March 28,                     June 28,
                                                                          1998                         1997
                                                                 -----------------------      -----------------------
                                                                      (unaudited)

Accounts receivable, trade                                     $             13,409,085     $             11,857,598
Notes receivable, current portion                                                67,018                      384,663
Allowance for doubtful accounts                                                (374,680)                    (326,342)
                                                                 -----------------------      -----------------------
                                                               $             13,101,423     $             11,915,919
                                                                 =======================      =======================


4)   INVENTORIES
         Inventories consist of the following:
                                                                       March 28,                     June 28,
                                                                          1998                         1997
                                                                 -----------------------      -----------------------
                                                                      (unaudited)

Raw materials                                                  $             10,188,744     $              6,566,718
Work in process                                                               4,389,893                    2,534,245
Finished goods                                                                1,279,785                      912,459
                                                                 -----------------------      -----------------------
                                                               $             15,858,422     $             10,013,422
                                                                 =======================      =======================


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

         The Company also receives funding for certain research and development costs which is used to offset research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:


                                               Three Months Ended                            Nine Months Ended
                                     ----------------------------------------   -----------------------------------------
                                          March 28,             March 29,            March 28,             March 29,
                                            1998                  1997                  1998                  1997
                                     ----------------------------------------   -----------------------------------------
                                         (unaudited)           (unaudited)          (unaudited)           (unaudited)

Research and development costs       $     3,019,286             2,008,869      $     8,484,481       $     5,346,077
Less funding                                       0               273,480               53,937               531,423
                                     -------------------   ------------------   -------------------   -------------------
                                     $     3,019,286             1,735,389      $     8,430,544       $     4,814,654
                                     ===================   ==================   ===================   ===================


              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6)   STOCKHOLDERS' EQUITY

         Capital stock consists of the following:


                                                                Number of Shares
                                              -----------------------------------------------------
                                                Authorized           Issued and Outstanding
                                              -----------------------------------------------------
                                                                  March 28,          June 28,
                                                                    1998               1997
                                                              -------------------------------------
Preferred stock:                                                 (unaudited)       (unaudited)

    Preferred stock, $.01 par value,                1,000,000         -                 -
                                              -----------------------------------------------------
                 Total preferred stock              1,000,000         -                 -
                                              -----------------------------------------------------

Common Stock:
     Common stock, $.01 par value                  30,000,000         8,551,701          6,778,509
                                              -----------------------------------------------------
                 Total common stock                30,000,000         8,551,701          6,778,509
                                              -----------------------------------------------------

                 Total capital stock               31,000,000         8,551,701          6,778,509
                                              =====================================================


         On September 3, 1997, the Company announced that it had met the requirements for redemption of its redeemable warrants issued in connection with the Company's IPO and called the warrants for redemption. During the first and second quarter of Fiscal 1998, 2,011,650 redeemable warrants and 45,500 underwriter warrants were converted into 1,601,619 shares of common stock. The net proceeds to the Company were $14,883,000. The proceeds have been used to repay all bank debt, to complete the acquisition of ASTeX Sorbios GmbH and increase the Company's working capital.

         On November 26, 1997, the Company announced a 3 for 2 split of its Common Stock, which was distributed to shareholders in the form of a stock dividend on December 12, 1997. All prior period share amounts have been adjusted to reflect the stock split.

7)   LONG-TERM DEBT
         The Company has repaid all of the Company's long term debt during the second quarter of Fiscal 1998. An unsecured note payable, with interest at 7.19%, payable in monthly principal installments was subject to a prepayment penalty equal to the lender's lost net interest income resulting from any prepayment. This prepayment penalty was waived by the lender.


8)  ACQUISITIONS
         On October 1, 1997, the Company completed the acquisition of Sorbios GmbH, renamed ASTeX Sorbios GmbH, a manufacturer of ozone generators and air ionizers for semiconductor production.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 28, 1998 AND MARCH 29, 1997

The following tables compare the consolidated statements of operations for the three-month and nine-month periods ended March 28, 1998, and March 29, 1997.



                             Applied Science and Technology, Inc. and Subsidiaries
                               Comparative Consolidated Statements of Operations

                                                                       Three Months Ended
                                                 ----------------------------------------------------------------
                                                   March 28, 1998        March 29, 1997       Change    Change
                                                  $ (000)      %        $ (000)      %        $ (000)      %

Product sales, net                                  22,196        95%     10,124        92%     12,072       119%
Research contract revenue                              294         1%        247         2%         47        19%
Other revenue                                          972         4%        641         6%        331        52%
                                                 --------------------  --------------------  ----------
        Total revenue                               23,462       100%     11,012       100%     12,450       113%

Cost of sales and revenue:
     Product sales and other revenues               15,077        64%      6,995        64%      8,082       116%
     Research contracts                                178         1%        131         1%         47        36%
                                                 --------------------  --------------------  ----------
        Total cost of sales and revenue             15,255        65%      7,126        65%      8,129       114%
                                                 --------------------  --------------------  ----------

        Gross profit                                 8,207        35%      3,886        35%      4,321       111%
                                                 --------------------  --------------------  ----------

Operating expenses:
     Selling expenses                                1,145         5%        606         5%        539        89%
     General and administrative expenses             1,791         8%        887         8%        904       102%
     Research and development expenses               3,019        12%      1,735        16%      1,284        74%
                                                 --------------------  --------------------  ----------
        Total operating expenses                     5,955        25%      3,228        29%      2,727        84%
                                                 --------------------  --------------------  ----------

        Earnings from operations                     2,252        10%        658         6%      1,594       242%
                                                 --------------------  --------------------  ----------

Other (income) expense:
     Interest expense                                    0         0%        138         1%       (138)     (100%)
     Interest income                                  (158)       (1%)       (99)       (1%)       (59)       60%
     Other income                                      (37)       (0%)        (1)       (0%)       (36)     3600%
                                                 --------------------  --------------------  ----------
        Total other expense (income)                  (195)       (1%)        38         0%       (233)      613%
                                                 --------------------  --------------------  ----------

        Earnings before income taxes                 2,447        11%        620         6%      1,827       295%

Income tax expense                                     869         4%        230         2%        639       278%
                                                 --------------------  --------------------  ----------

        Net earnings                                 1,578         7%        390         4%      1,188       305%
                                                 --------------------  --------------------  ----------



                       Applied Science and Technology, Inc. and Subsidiaries
                         Comparative Consolidated Statements of Operations

                                                               Nine Months Ended
                                            --------------------------------------------------------
                                             March 28, 1998     March 29, 1997     Change   Change
                                            $ (000)     %      $ (000)     %      $ (000)     %

Product sales, net                            59,506       94%   27,121       90%   32,385      119%
Research contract revenue                        694        1%      792        3%      (98)     (12%)
Other revenue                                  3,123        5%    2,253        7%      870       39%
                                            ------------------ ------------------ ---------
       Total revenue                          63,323      100%   30,166      100%   33,157      110%

Cost of sales and revenue:
    Product sales and other revenues          40,112       63%   18,682       62%   21,430      115%
    Research contracts                           300        1%      389        1%      (89)     (23%)
                                            ------------------ ------------------ ---------
       Total cost of sales and revenue        40,412       64%   19,071       63%   21,341      112%
                                            ------------------ ------------------ ---------

       Gross profit                           22,911       36%   11,095       37%   11,816      106%
                                            ------------------ ------------------ ---------

Operating expenses:
    Selling expenses                           3,162        5%    2,004        7%    1,158       58%
    General and administrative expenses        5,079        8%    2,621        9%    2,458       94%
    Research and development expenses          8,431       13%    4,815       16%    3,616       75%
    Acquisition-related expenses                 212        0%        0        0%      212        -
                                            ------------------ -------- --------- ---------
       Total operating expenses               16,884       26%    9,440       31%    7,444       79%
                                            ------------------ ------------------ ---------

       Earnings from operations                6,027       10%    1,655        5%    4,372      264%
                                            ------------------ ------------------ ---------

Other (income) expense:
    Interest expense                             196        0%      432        1%     (236)     (55%)
    Interest income                             (381)      (1%)    (314)      (1%)     (67)      21%
    Other income                                (253)      (0%)     (22)      (0%)    (231)    1050%
                                            ------------------ ------------------ ---------
       Total other expense (income)             (438)      (1%)      96        0%     (534)     556%
                                            ------------------ ------------------ ---------

       Earnings before income taxes            6,465       10%    1,559        5%    4,906      315%

Income tax expense                             2,458        4%      577        2%    1,881      326%
                                            ------------------ ------------------ ---------

       Net earnings                            4,007        6%      982        3%    3,025      308%
                                            ------------------ ------------------ ---------


Total revenue increased in the third quarter of Fiscal 1998 by 113% to $23,462,000 for the three months and increased by 110% to $63,323,000 for the nine months ended March 28, 1998, compared to the same periods in Fiscal 1997. This growth is a result of several factors including acquisitions, an increase in semiconductor capital equipment revenues of 89% for the three months and 125% increase for the nine months, increases in specialty power supply revenues of 197% for the three months and 114% for the nine months, and an increase in the non-semiconductor plasma systems revenue of 93% for the three months and an increase of 50% for the nine months. Acquisition of ASTeX CPI, completed in May 1997, added $4,298,000 of revenues for the three months and $11,321,000 for the nine months primarily in the specialty power supply business. The acquisition of Sorbios GmbH, completed in October 1997, accounted for a $1,203,000 increase in revenues for the three months and $2,428,000 for the nine months primarily in the semiconductor equipment business. Research contract revenue and other revenue consisting of service, spare parts and repairs declined as a percent of sales for the three months and the nine months ended March 28, 1998 compared to the same periods in Fiscal 1997.

Gross profits increased by $4,321,000 or 111% for the three months and increased by $11,816,000 or 106% for the nine months of Fiscal 1998 compared to Fiscal 1997. Gross profit as a percent of revenues was 35% for the three months and 36% for the nine months of Fiscal 1998 which compares to 35% for the three months and 37% for the nine months of Fiscal 1997. The Company continues to focus on improving gross margins with the introduction of new products with anticipated higher margins, and improved manufacturing efficiencies and methods.

Selling expenses increased by 89% for the three months and 58% for the nine months but as a percent of revenue was 5% for the three and nine months of Fiscal 1998 compared to 5% for the three months and 7% for the nine months of Fiscal 1997. During the past three quarters, the Company continued to increase its sales and marketing infrastructure, but was able to decrease expenses as a percent of revenues due to economies of scale related to the Company's acquisitions and semiconductor sales activities. General and administrative expenses increased by 102% for the three months and 94% for the nine months but decreased to 8% of revenues for the three and nine months of Fiscal 1998 compared to 8% for the three months and 9% for the nine months of Fiscal 1997. The increase is primarily due to goodwill amortization and increased expenses from the acquisition of ASTeX CPI and ASTeX Sorbios and other increases due to growth and complexity of the Company. Despite these additions, cost reduction efforts have reduced the overall level of the increase.

Net research and development expenses increased by 74% for the three months and 75% for the nine months of Fiscal 1998 compared to Fiscal 1997. Gross spending (total research and development spending including funded joint development and the direct cost of research contracts) increased by 49% for the three months and 53% for the nine months of Fiscal 1998 compared to Fiscal 1997. The increase is primarily due to recent acquisitions and increased investments in new products. The Company is committed to continued investments in research and development in order to advance its position as a market and technological leader.

Earnings from operations increased by 242% to $2,252,000 or 10% of revenue for the three months and increased by 264% to $6,027,000 or 10% of revenue for the nine months of Fiscal 1998 compared to Fiscal 1997. The increased operating income is due to increased revenues, increased gross profit and a reduction of expenses as a percent of revenue.

There was no interest expense for the three months of Fiscal 1998 compared to $138,000 in Fiscal 1997. Interest expense decreased by $236,000 for the nine months of Fiscal 1998 compared to Fiscal 1997 primarily due to the repayment of bank debt in the second quarter of Fiscal 1998. Interest income increased by $59,000 for the three months and increased by $67,000 for the nine months of Fiscal 1998 compared to Fiscal 1997. Other income increased by $233,000 for the nine months of Fiscal 1998 compared to Fiscal 1997 primarily due to a gain of $250,000 on the sale of the Company's investment in Low Entropy Systems, Inc.

Income tax expense was $869,000 for the three months and $2,458,000 for the nine months of Fiscal 1998 compared to $230,000 for the three months and $577,000 for the nine months of Fiscal 1997.

The Company's backlog consists of purchase orders for products and research and development contracts. At March 28, 1998, the Company's backlog was $19,276,000 (consisting of $18,669,000 for products and $607,000 for research contracts) compared to backlog at March 29, 1997 of $11,142,000 (consisting of $10,557,000 for products and $585,000 for research contracts). The Company expects to complete all product backlog during the next six to twelve months. The backlog excludes supply agreements with certain semiconductor capital equipment manufacturers (SCEM's). The supply agreements, as well as certain government contracts, typically provide for modification or cancellation with little or no penalty.

The Company does not expect inflation to have a material effect on its operations. The Company does not know of any environmental issues that would have a material effect on its operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 1998, the Company had cash and short-term marketable investments of $7,947,000 with working capital of $28,515,000 compared to March 29, 1997 when the Company had cash, short-term marketable investments and long-term investments of $7,063,000 with working capital of $18,443,000.

For the first nine months of Fiscal 1998, the Company generated cash of $1,882,000 from operating activities and used cash of $4,923,000 for investing activities. Cash used for investing activities was primarily $3,683,000 for acquisitions and $1,740,000 for additions to fixed assets and patents, off-set by the proceeds of the sale of the Company's investment in Low Entropy Systems, Inc. The Company generated cash of $6,542,000 from financing activities, primarily due to exercise of redeemable warrants and options which provided cash of $15,716,000 (see footnote 6 of the Notes to Consolidated Financial Statements), offset by repayment of debt for $9,173,000.

The Company has a credit facility with State Street Bank and Trust Company which consists of an $8,000,000 unsecured demand line of credit for working capital purposes. There were no outstanding borrowings under the line of credit at March 28, 1998. The credit facility expires in May, 2000.

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

YEAR 2000 COSTS

ASTeX is proactively addressing the Year 2000 problem on several major fronts intended to lessen the effort needed to resolve any issues. First, the Company is replacing, over the next 18 months, existing MRP software systems with the Year 2000 compliant SAP R/3 ERP product at all divisions. Secondly, ASTeX has established and executed an agreement for the purchase of Year 2000 compliant PC systems with Dell Computer Corporation. Third, ASTeX continues to make use of Year 2000 compliant Lotus Notes groupware and Microsoft Office software products at all sites. Fourth, an assessment is underway to identify any remaining Year 2000 issues which is anticipated to cost under $50,000. This study will determine the scope of the remaining year 2000 problem, develop a framework for addressing the problem and provide an estimate of the cost of remediation. The study will be completed by June 30, 1998. If the replacement of certain systems is the recommended course of action, the cost of those replacement systems will be recorded as assets and amortized. All other costs associated with this issue will be expensed in the period incurred.


PART II.      OTHER INFORMATION

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

On March 5, 1998, Applied Science and Technology, Inc. filed a Form 8-K with the Securities and Exchange Commission announcing the adoption of a Shareholder Rights Plan.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:      May 12, 1998

         APPLIED SCIENCE AND TECHNOLOGY, INC.
         (Registrant)

Name                          Capacity                                 Date
----                          --------                                 ----

/S/ Richard S. Post           Chairman of the Board, Chief          May 12, 1998
---------------------         Executive Officer and President
Richard S. Post               (principal executive officer)


/S/ John M. Tarrh             Chief Financial Officer, Senior       May 12, 1998
---------------------         Vice president of Finance
John M. Tarrh                 (principal financial and accounting
                              officer) and Director