Form 10-K
period 1998-06-27
APPLIED SCIENCE & TECHNOLOGY INC
filed 1998-09-25
CIK 912842

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 27, 1998
                         COMMISSION FILE NUMBER 0-22646

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

                          COMMON STOCK, $0.1 PAR VALUE

                            -----------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES  X         NO
                                ---           ---
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K .

The aggregate market value of the shares of Common Stock, held by non affiliates, based upon the average of the closing bid and asked prices for such stock on September 18, 1998 was approximately $32,360,000. As of September 18, 1998, 8,606,763 shares of Common Stock, $.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on November 19, 1998, are incorporated by reference into
Part III of this Form 10-K.

================================================================================

ITEM 1.    BUSINESS

INTRODUCTION

Applied Science and Technology, Inc. (the "Company" or "ASTeX") is a leading provider of innovative production technology for the manufacture of advanced semiconductor devices. The Company's products are typically used in plasma production techniques in which gases are heated to form a plasma which chemically interacts with a substrate material, as well as in microwave, radio frequency ("RF"), and direct current ("DC") power generation techniques. Based on its estimates of the market, management believes that the Company is the leading worldwide supplier of plasma equipment to its markets.

The Company provides patented and proprietary components and subsystems, as well as engineering and scientific expertise, to semiconductor capital equipment manufacturers ("SCEMs") for semiconductor production, as well as to advanced medical capital equipment manufacturers ("MCEMs"). The SCEM equipment performs essential process steps and includes plasma sources and subsystems and specialty power sources and subsystems for photoresist stripping, passivation, etching, thin film deposition and surface cleaning; and ozone generators and subsystems for low-temperature deposition of insulating layers in integrated circuits. ASTeX's major customers include Applied Materials, Inc. ("Applied Materials"), GaSonics International, Inc. ("GaSonics"), Lam Research Corporation ("Lam Research"), and Watkins-Johnson Company ("Watkins-Johnson"). Their customers (IBM, Intel, Motorola, et al.) use ASTeX equipment to manufacture the latest generation of advanced memory devices and microprocessors such as Pentium and PowerPC chips.

ASTeX markets the same underlying core technology for medical, electro-optic and synthetic diamond applications. Products include specialty power sources covering the power delivery spectrum including DC, RF, and microwave generators. Medical applications include magnetic resonance imaging ("MRI"), medical equipment sterilization, and medical lasers for dermatology. The Company also provides specialty DC power supplies for digital projection applications in the electro-optics market, and for laser marking.

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

An M.I.T. spin-off founded in January 1987, the Company has achieved profitability in 10 of the last 12 years and year-to-year revenue growth in 11 of the last 12 years. The Company completed an initial public offering in November 1993 which raised net proceeds of approximately $15.9 million to fund R&D activities, expand manufacturing facilities, fund increased sales and marketing efforts, fund increased inventory and accounts receivable, fund the acquisition of complementary businesses and provide general working capital. The Company's balance sheet at June 27, 1998 includes $7.7 million of cash and investments, $28.6 million of working capital, tangible net worth of $38.7 million, a current ratio of 4.8 to 1 and no long-term debt.

For the fiscal year ending June 27, 1998 ("Fiscal 1998"), the Company achieved record revenues for the year of $83 million, a 74% increase over the $48 million reported in the prior fiscal year ending June 28, 1997 ("Fiscal 1997"). Net earnings for the year were $4.0 million, or $0.47 per share diluted, including an in-process research and development ("R&D") write-off of $212,000 associated with the acquisition of ASTeX Sorbios GmbH in the second quarter. This performance occurred during a severe downturn in the semiconductor capital equipment industry during the last half of Fiscal 1998.

The Company continued to invest heavily in R&D during Fiscal 1998, leading to a series of new product introductions and design wins. During the year, the Company continued to strengthen its overall capability both through additions to the senior management team and through the acquisition of ASTeX

Sorbios. Management believes that ASTeX is well positioned as an enabling supplier of advanced technology solutions.

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

SUBSYSTEMS FOR SEMICONDUCTOR PROCESSING

The Company's power supply, plasma and ozone production technologies are used in semiconductor manufacturing equipment. According to DataQuest, Inc. ("DataQuest"), a market research and consulting firm, the world market for silicon wafer processing equipment is expected to increase from $22 billion in 1996 to $38 billion in the year 2000. However, DataQuest predicts a decline of at least 15% in 1998, to $18 billion. The component and subsystem segments of this market, which are available to ASTeX, are estimated by management to be approximately $500 million per year and projected to grow to more than $1 billion over the next five years. Management believes that the total available market for ASTeX in this industry can be expanded significantly through the development or acquisition of complementary product lines.

Segments of the market, particularly the plasma etch and deposition segments currently served by the Company are expected to grow at a rate faster than the overall market. According to DataQuest, critical market needs include high-density plasmas for dry etch processes for fabricating dynamic random access memory ("DRAM") and logic devices, as well as high-density plasma deposition sources for premetal and intermetal dielectric, as well as metallization for fabricating advanced microprocessors. The fabrication of these newer, more complex devices employs the microwave and RF plasma and ozone production technologies offered by the Company. Moreover, with the ongoing trend of reduced cost of ownership of manufacturing tools, more efficient cleaning processes, such as the fluorine process that is offered by the Company, become more crucial.

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

Technology shifts within the industry also provide significant new opportunities for the Company. In particular, the transition to finer line widths (e.g. 0.25 micron and below) provide opportunity for customers to adopt the Company's products which enable these transitions to take place.

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

ASTeX also has the opportunity to sell retrofittable subsystems, both to the SCEMs and directly to the semiconductor fabricators. This may provide for a further expansion of the Company's existing product revenues.

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

The Company provides a complete line of DC switching power supplies to a number of medical manufacturers. These supplies feature outstanding quality and exhibit excellent field operation characteristics, in particular, mean time between failure ("MTBF") numbers in excess of 100,000 hours. In the medical laser market, strong growth is being driven by increasing demand following FDA approval for dermatology procedures, including hair and wrinkle removal. Use in urology and arthroscopic applications is growing at a moderate pace.

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

The Company's focus on specialty power supplies is driven by the technological synergies with, and need for, these types of products in the semiconductor and medical markets, and by the desire to balance the cyclical nature of the semiconductor industry by commercializing this common technology in areas outside of semiconductor processing.

PLASMA PROCESSING

The largest opportunity for the Company's plasma processing equipment outside of the semiconductor industry is currently microwave plasma CVD of diamond and diamond-like carbon ("DLC") films. Diamond has a unique combination of physical characteristics that are not found in other materials. Diamond is the hardest material available, can be highly transparent, and at room temperature is the best thermal conductor (conducting heat five times better than copper). In addition, diamond is an excellent electrical insulator and, conversely, when controlled quantities of impurities are introduced, becomes a semiconductor. Diamond is also resistant to most chemicals and to radiation and, when polished, is almost frictionless.

Because of its outstanding properties, CVD diamond has found commercial use in a broad range of applications, including wear coatings to greatly extend the lives of cutting tools and machine components; electronic packaging materials to reduce the operating temperature and thereby improve the output, reliability, and lifetime of electronic components; transparent windows for infrared sensors in aggressive chemical environments, microelectro-mechanical devices for electrodes and detectors, and as field emitters for next-generation flat panel display devices.

As the leading equipment supplier to the CVD diamond market, one of ASTeX's key goals is to drive down the cost of CVD diamond deposition, in order to enable a wider range of cost effective applications, and thus expand the market for ASTeX deposition systems. In addition, ASTeX partners with its customers in the product development process in an effort to reduce the time to market for new CVD diamond applications.

The Company also sells its plasma processing products for advanced industrial processes for a variety of applications.

CURRENT PRODUCTS

Virtually all of the Company's products including its ozone generators and systems are based on DC, RF, microwave or plasma technologies. These technologies represent the confluence of the Company's core technical competencies in plasma physics and chemistry, high-voltage switching power supplies, RF and microwave engineering, and integrated systems engineering. The Company's products range from fully integrated turnkey systems for ozone delivery or CVD diamond production to DC, RF, microwave, plasma and ozone components designed for high-volume original equipment manufacturers.

The Company produces a broad range of products: plasma systems for chamber clean and photoresist strip, combined RF/microwave power and control systems, microwave plasma sources, DC, RF and microwave power generators, turnkey ozone supply systems for deposition and wet bench applications, and ozone generators that are sold to OEMs and end-users along with the Company's engineering and technical support. In addition, the Company sells a large selection of auxiliary components and spare parts often combining or integrating these components to meet a customer's specific configuration requirements.

The RF and microwave generators range in price from $7,500 to $40,000 and are used to provide precise stable energy to plasma sources utilized for etch, strip and CVD applications. Plasma systems and combined RF/microwave power and control systems offer integrated solutions to etch, strip and CVD applications that provide the Company's technology expertise and support, reduced cost and improved time to market for SCEMs. The Company's systems range in price from $20,000 to $75,000. Microwave plasma sources generally range in price from $17,500 to $125,000 and are used for the same applications but are typically fully integrated onto the customer's machines by ASTeX. Ozone generators and turnkey ozone systems generally range in price from $12,500 to $140,000 and are used to deliver high-purity ozone for film deposition and wafer cleaning applications. Typical products manufactured with all of these devices include advanced microprocessors and DRAMs. Each of these products can be used to perform several steps of the manufacturing processes for these devices. Ozone generators and delivery systems are also widely sold for "wet phase" applications, in which ozone is mixed into water systems used by SCEMs to achieve improved cleaning performance.

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

The most exciting products are the microwave and fluorine generators and delivery systems for SCEM processing chamber cleaning, which are installed and retrofit by both OEMs and end users. In particular, the Company has developed an atomic fluorine generator, ASTRON(TM), for chamber clean applications. Producing a high flux of atomic fluorine allows for high-rate processing while a compact, integrated design allows for easy integration with semiconductor production tools. The Company offered initial shipments in limited quantities during Fiscal 1998 and is preparing for volume production ramping during Fiscal 1999.

During Fiscal 1997, the Company completed the development of its Chemical Plasma Source ("CPS") that is an integrated solution for photoresist strip applications. The product has been accepted under a volume supply agreement for integration into a new generation of etch equipment and shipments increased in Fiscal 1998, and are expected to increase further in Fiscal 1999 as the new equipment is accepted in the market place.

During Fiscal 1997, the Company also completed development and introduction of three-channel and four-channel combined RF/microwave power and control systems for oxide etch and insulator deposition. These products were accepted under a volume supply agreement and production was ramped during the year. Revenues from these products increased significantly in Fiscal 1998, as the new tool was accepted in the market place, and are expected to increase further during Fiscal 1999 as major semiconductor manufacturers have selected this tool to be the standard deposition system for their leading-edge devices.

The Company's diamond deposition products serve both the university and industrial R&D market as well as industrial manufacturing. Prices on the products range from under $100,000 for basic research systems to over $500,000 for highly automated production systems.

The Company manufactures electron cyclotron resonance ("ECR") sources used to provide high quality thin films without the high temperatures required in conventional CVD processing. Low temperature operation expands the range of materials for which the Company's components can be used. Typical materials include temperature sensitive indium phosphide laser diodes, gallium arsenide semiconductor devices, and DLC films. ECR plasma sources can be used in a variety of applications such as plasma etching, low temperature plasma enhanced deposition, and surface cleaning. Prices for these products currently range from approximately $30,000 to $60,000.

The Company completed the development of high performance RF linear amplifiers for advanced MRI applications during Fiscal 1998. In addition, new RF generator technology has been developed for use in medical equipment sterilization systems. The Company has developed several new DC switching power supplies for medical applications to offer improved price/performance. These went into production during Fiscal 1998, and will be widely offered to customers and installed during Fiscal 1999.

PRODUCTS UNDER DEVELOPMENT

The Company is developing a new line of intelligent microwave power supplies, SmartPower(TM), primarily for use in the semiconductor industry. These generators were introduced in July 1998 and offer lower cost of ownership with the inclusion of advanced self-diagnostics for maximum uptime and precision power measurement capability for process repeatability. These generators are expected to go into production during Fiscal 1999.

The Company has continued development of multiple models of a turnkey ozone delivery system which incorporates the Company's plasma, power supply and systems engineering expertise. These products are based on the ASTeX modular platform which is then customized to meet a particular customer's requirements. These systems are now in volume production for the Company's SCEM customers.

The Company has just completed the development and release of a new ozone generator product, SOLO3(TM). The product is an extension of the patented, high performance, reliable ASTeX AX8000 ozone generator technology, offering no-dopant ozone generation and lower cost of ownership. The Company plans to offer the product to existing customers as well as pursue a new product application, wet bench cleaning, where ozonated fluids (de-ionized water, sulfuric acid and HCl) offer lower cost and/or more environmentally acceptable solutions for a wide range of cleaning applications.

During Fiscal 1998, the Company initiated the development of a new line of ozone delivery systems for wet chemistry applications, mainly for injection of ozone into DI water systems of wet benches. The Company completed the development of the prototypes which have been installed during the last quarter of Fiscal 1998. This technology will be further developed and widely offered in the marketplace for use by OEMs as well as end users.

The Company continues to improve the capability and performance of its high power production diamond deposition system, the AX6600. This system is now being productized in anticipation of initial orders for this product from key CVD diamond customers in Fiscal 1999.

RESEARCH AND DEVELOPMENT

The Company's research and development strategy is focused on deep involvement in understanding the unique technical problems faced by those in the industries it serves and, in particular, its current customer base, and end users of its products.

During Fiscal 1998, 1997, and 1996, total research and development expenses (including expenses attributable to certain research contracts which are expensed as incurred and included in cost of revenue) were approximately $12.0 million, $8.7 million, and $6.9 million, or 14%, 18%, and 18% of the Company's revenues, respectively. The Company also receives funding for certain research and development costs which is used to offset these research and development expenses. Internally funded research and development expenditures, net of funding received, were approximately $11.3 million, $7.3 million, and $5.0 million during Fiscal 1998, 1997, and 1996, respectively. Due to the highly technical nature of the Company's business, rapidly expanding markets, and new technologies under development, management expects to continue to expend significant funds in future years on research and development activities. Management expects that it will continue to fund a significant portion of its research and development expenses through customer development contracts, government funded research, and cash flows from operations. The Company intends to supplement these available cash resources by using possible future joint ventures or collaborative research with other manufacturers and government laboratories to develop new products and processes.

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

In any particular case, exclusivity is negotiated based on the scope of the required development program, the technical risk, and the overall market potential. Frequently, the Company funds the entire development program internally and exclusivity is not an issue. In some cases, the product may be needed by a particular customer who might fund the development simply to ensure its availability in the marketplace. In other cases, the development program may entail a high degree of technical risk, may require a significant investment beyond what the Company would fund on its own, and may require the participation of ASTeX's customer's customer through the need to process device wafers. In this case, the Company may grant exclusivity to its customer for its specific market in exchange for program funding, with the goal of manufacturing the new product in the event the development program is successful.

In conjunction with CVD diamond equipment development, the Company is working to develop diamond growth processes which will allow its production equipment to produce diamond at reduced cost and thereby expand its commercial applications. The Company has developed modeling codes and process technologies for optical, thermal, and material removal (cutting tool) applications. Researchers are examining additional applications using microwaves and plasmas for other manufacturing processes. The Company is currently collaborating with several major firms and anticipates awards or continuation of awards with a number of partners for additional government funding for diamond and specialty materials development, as well as partnerships with major diamond growth commercial companies overseas.

Supporting the Company's research and development group are nine Ph.D.s as well as 22 engineers and scientists holding masters degrees. A number of other electrical, mechanical and process engineers as well as external consultants and designers support the Company's research and development programs. Management believes that these individuals constitute one of the largest groups of engineers and scientists assembled in these fields in a commercial enterprise.

SIGNIFICANT CUSTOMERS AND CONTRACTS

During Fiscal 1998, 1997, and 1996, Applied Materials accounted for approximately 40%, 38%, and 45% of the Company's consolidated total revenue. Phillips Medical Systems accounted for approximately 6% of the Company's total revenue in Fiscal 1998 and 10% in Fiscal 1997. The loss of Applied Materials or Phillips Medical Systems would have a materially adverse effect on the Company. No other customer accounted for more than 5% of total revenue in Fiscal 1998.

While sales to Applied Materials represent a large fraction of the Company's total revenues, Applied Materials is the world's leading SCEM and it typically dominates the market areas it serves. Therefore, the Company's sales to Applied Materials are consistent with Applied Materials' market share. The Company's strategy for reducing the total percentage of revenues due to Applied Materials is to increase product revenues from other major SCEMs by increasing the range of products offered by the Company and by expanding the range of semiconductor process applications for which the Company's products can be used. The Company is also exploring the opportunity of acquiring complementary businesses with established sales organizations and complementary product lines and customers. As part of the SCEM "food chain," the Company is restructuring to be better positioned in view of the slowdown in this industry, which is projected to continue through Fiscal 1999. The Company will also explore other new applications in specific markets that are projected to grow rapidly.

In the semiconductor market, the Company sells DC, RF, microwave, and fluorine generators and subsystems, microwave plasma sources and subsystems, and ozone generators and subsystems to Applied Materials, GaSonics, Lam Research, Novellus, Quester Technology, Ulvac, Varian, Watkins-Johnson and a number of others. During Fiscal 1997, the Company received new supply agreements and additions to existing supply agreements from major semiconductor capital equipment manufacturers totaling $46,000,000. These multi-year supply agreements typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

The largest ever contract for the Company's DC power supplies for medical lasers was signed recently with an overseas customer. This contract anticipates volumes of as much as 6% of the Company's projected total revenue during Fiscal 1999.

The Company is the leading worldwide supplier of diamond deposition systems and components to companies producing CVD diamond and products incorporating CVD diamond, and to researchers exploring the use of CVD diamond. The Company estimates it has an installed base of reactors and systems for diamond production and development in excess of 200 units worldwide. Diamond and ECR customers in Fiscal 1998 include major U.S.-based industrial and research firms, European commercial and governmental R&D organizations and many others worldwide. During Fiscal 1998, the Company continued its penetration of the Japanese market with sales of several of its diamond deposition sources and systems. Customers in Japan include major industrial companies as well as universities and research institutions.

MARKETING AND SALES

In order to introduce the Company's products aggressively to global markets, a Global Customer Operations ("GCO") organization was established during the last quarter of Fiscal 1998. This organization, presenting "one face to the customer worldwide," comprises the entire marketing, sales, service, and product management group of the Company. The organization is structured around regional offices worldwide, allowing direct marketing, sales, and service activities, and more controlled activities of its independent sales and distribution representatives. During Fiscal 1998, the GCO organization established regional operation headquarters for the western U.S. region (Santa Clara, CA), central U.S. region (Austin, TX), eastern U.S. region (Woburn, MA), and Europe (Berlin, Germany). During Fiscal 1999, the GCO will establish further direct sales and service offices in the Far East (mainly in Korea, Taiwan, and Japan), and more locations in Europe. The GCO also manages the functional infrastructure to provide excellence in the main areas of activity, namely, sales, service, marketing, and product management.

MANUFACTURING AND SUPPLIES

The Company's products are manufactured in facilities at Beverly, Newton, and Woburn, Massachusetts, Colorado Springs, Colorado and Modesto, California. Many of the components for the Company's products are manufactured by a number of suppliers, and final assembly, integration, testing, and quality assurance are then performed by Company personnel at the Company's facilities. The Company typically provides one-year warranties for its products. The Company obtains many components and ships many of its products under "just-in-time" arrangements. The Company relies on certain (fewer than 5) foreign manufacturers for certain components but believes that these components could be obtained elsewhere if needed or that the Company's products could be redesigned to use alternative suppliers' products. However, no assurance can be given that other supply sources would be available without significant delay or increased cost.

During Fiscal 1999, the Company's Beverly, Massachusetts and Modesto, California facilities will be consolidated, primarily into the Woburn, Massachusetts facility and secondarily into the Colorado facility.

COMPETITION

The Company believes that it is the largest provider of microwave plasma sources and microwave power supplies in the world, facing competition from providers such as Muegge in Germany and Daihen in Japan. The Company also believes that it possesses a significant share of the SCEM ozone generator market. The Company competes in a number of markets with companies which provide competition in certain market niches. In the ozone generator market the Company competes with companies such as Sumitomo Precision Products and Ebara. With the acquisition of Sorbios, a major competitor was eliminated. In addition, the Company also competes with others who supply various stand-alone components in the semiconductor equipment market (e.g. power supplies or plasma sources) such as Daihen in Japan. Many SCEM customers develop equipment similar to the equipment ASTeX provides through their proprietary in-house equipment development programs. No assurance can be given that these or other firms will not develop new or enhanced products which are more effective than those offered by the Company.

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

The Company's strategy is to compete on the basis of its technical expertise, core competencies, high quality and reliability, established reputation and customer relationships, its sponsor base which provides funding for research and development of products, and its key personnel, many of whom are recognized experts in the fields of microwave plasma technology, semiconductor processing technology, and diamond production. The Company expects plasma processing to continue to develop. The Company's success will depend upon its ability to maintain a competitive position for its products in the marketplace. To do so, the Company must develop and enhance its technology and products to keep pace with technological changes in production equipment and advanced materials processes. In addition, the Company must have world-class manufacturing capabilities in order to meet the needs of its customers. Moreover, the Company intends to diversify its field of served industrial customers to leverage more of its capabilities in the medical equipment industry and in other industrial applications.

The Company believes that a number of factors will affect its competitive position in the future, including its ability to develop and manufacture new products that meet the needs of its markets and respond to competitive developments and technological changes; its ability to manufacture its products on a cost effective basis; continued market acceptance; its ability to retain a highly qualified scientific and engineering staff; general domestic and international economic conditions and exchange rates; its ability to reach out directly for sales and service to a large customer base worldwide; and its ability to diversify to other industries.

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

PATENTS AND PROPRIETARY INFORMATION

The Company currently owns 20 U.S. patents and one Canadian patent, and has two applications in various stages of preparation and filing. All pertain to microwave plasma processes and devices or reactive gas generation devices. The earliest of the issued patents considered material to the Company's business expires in 2004. As a qualifying small business, the Company has retained commercial ownership rights to proprietary technology developed under various U.S. and government contracts and grants, including SBIR contracts. The Company also has joint development agreements with industrial and commercial partners which may result in sole or joint ownership rights to proprietary technology developed under those agreements. The Company has three U.S. registered trademarks: (1) ASTeX(R) (stylized letters), (2) Plasma Dome(R) and (3) Applied Science and Technology, Inc(R).

During Fiscal 1998, ASTeX registered one new trademark and received four new patents. In October 1997, the Company acquired ASTeX Sorbios and, as a part of this acquisition, acquired three U.S. patents. Of these, two are related to ozone, and one is related to air ionizers. In November 1997, ASTeX obtain a patent on a microwave plasma sputter source.

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

BACKLOG

The Company's backlog consists of purchase orders for standard products and contracts for research and development. At June 27, 1998 the Company's backlog was approximately $11,763,000 of which $11,247,000 was for standard products and $516,000 was for research contracts. The backlog at June 28, 1997 was approximately $13,754,000 of which $13,340,000 was for standard products and $414,000 was for research contracts. The Company expects to complete all standard product backlog during the next six months and all research contract backlog during the next twelve months. The backlog figures exclude orders under three supply agreements with major semiconductor capital equipment manufacturers. These multi-year supply agreements, as well as certain government contracts, typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

EMPLOYEES

As of June 27, 1998, the Company employed 416 persons on a full-time, permanent basis, and an additional 60 temporary employees. The Company employs 56 persons in administration, 28 in sales and marketing, 77 in research and development and 255 in manufacturing. The Company believes that its relations with its employees are satisfactory.

ITEM 2.    FACILITIES

The Company occupies approximately 60,000 square feet of leased space in Woburn, Massachusetts for its principal executive offices, research and development center and manufacturing activities. This lease, amended to terminate on June 30, 2000, contains further extension provisions allowing expansion up to 120,000 square feet in the Woburn area during the term of the lease. The current rent for this facility is $45,279 per month, subject to increase as space is added at the then current lease rate for the existing space and also subject to annual adjustment for certain increases in the Consumer Price Index. ASTeX CPI occupies approximately 31,000 square feet of leased space in Beverly, Massachusetts. The Company has a five year lease on this facility which expires in September, 2000, and which can be extended for an additional five years. The current rent for this facility is $18,324 per month. The Company owns the 25,000 square feet of office, lab and manufacturing space of its ETO subsidiary located in Colorado Springs, Colorado. The Company maintains office and manufacturing facilities in Newton, Massachusetts in approximately 3,500 square feet of leased space. This lease expires on June 30, 1999. The rent for this facility is $4,431 per month. The Company maintains office and manufacturing facilities in Modesto, California in approximately 11,500 square feet of leased space. This lease will be terminated effective November 9, 1998. The Company maintains a sales and service office in 6,400 square feet of leased space in Santa Clara, California. The rent for this space is $10,988 per month and the lease expires on December 1, 2000. The Company also leases approximately 9,700 square feet in Berlin, Germany for $7,386 per month through March 31, 2001.

During Fiscal 1999, the Company's Beverly, Massachusetts and Modesto, California facilities will be consolidated, primarily into the Woburn, Massachusetts facility and secondarily into the Colorado facility.

ITEM 3.    LITIGATION

The Company is not involved in any litigation of a material nature.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1998 through the solicitation of proxies of otherwise.


                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ/NMS") under the symbol "ASTX." On November 26, 1997, the Company announced a 3-for-2 split of its Common Stock, which was distributed to shareholders in the form of a stock dividend on December 12, 1997. All prior period share amounts have been adjusted to reflect the stock split. On September 22, 1998, the closing bid and ask prices for the Corporation's common Stock as reported by NASDAQ/NMS were $4 1/2 and $4 5/8, respectively. As of September 23, 1998, the Corporation had 179 holders of record on its Common Stock. Management believes that there are approximately 2,100 beneficial owners of its Common Stock.

For the periods indicated, the following table sets forth the high and low closing sale prices for the Common Stock as reported by NASDAQ/NMS for July 1, 1996 through September 22, 1998. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                                                            Sale
                                                     ------------------
                                                       High       Low
                                                     -------    -------

1997

First Quarter                                        $ 8.417    $ 5.167
Second Quarter                                         8.500      4.500
Third Quarter                                          9.750      5.833
Fourth Quarter                                        11.333      6.083

1998

First Quarter                                        $15.583    $10.417
Second Quarter                                        18.333      9.750
Third Quarter                                         16.000     10.125
Fourth Quarter                                        17.250      7.625

1999

First Quarter (through September 22, 1998)           $ 8.000    $ 3.938

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

                                           ----------------------------------------------------------------------
YEARS ENDED                                     1998          1997          1996            1995         1994
                                           ----------------------------------------------------------------------
 Fiscal Year(1)

 OPERATIONS:
       Total revenue                        $83,436,135   $47,967,138   $ 39,135,596    $20,004,853   $13,357,471
       Gross profit                          28,449,528    17,409,904     15,771,626      8,191,621     6,109,033
       Operating income (loss)                5,909,039     1,658,805     (6,077,763)       798,955       358,110
       Net income (loss)                      4,020,604       937,759     (7,296,775)     1,127,748       518,041
       Diluted earnings (loss) per share    $      0.47   $      0.14   $      (1.16)   $      0.19   $      0.10
       Weighted average common
          shares outstanding                  8,528,947     6,777,440      6,307,146      5,988,150     5,150,700

  BALANCE SHEET:
       Working Capital                      $28,570,499   $16,956,302   $ 19,216,542    $17,671,056   $19,697,944
       Total assets                          51,293,306    39,327,211     34,361,426     25,077,534    24,569,572
       Total long-term debt                           -     6,368,913      6,169,517              -             -
       Total liabilities                      7,492,652    15,838,211     13,065,618      3,183,770     2,465,829
       Stockholders' equity                 $43,800,654   $23,489,010   $ 21,295,808    $21,893,764   $22,103,743


                                                1ST           2ND           3RD             4TH
                                           ---------------------------------------------------------

  QUARTERLY 1998:
       Total revenue                        $17,421,302   $22,439,794   $23,461,836     $20,113,203
       Gross profit                           6,474,017     8,229,818     8,207,417       5,538,276
       Acquisition-related expenses                   -       212,423             -               -
       Operating income (loss)                1,677,048     2,098,987     2,251,572        (118,568)
       Net income (loss)                      1,154,950     1,274,835     1,577,521          13,298
       Diluted earnings per share           $      0.14   $      0.15   $      0.18     $         -

  QUARTERLY 1997:
       Total revenue                        $ 9,860,340   $ 9,292,777   $11,012,532     $17,801,489
       Gross profit                           3,813,414     3,395,395     3,886,336       6,314,759
       Acquisition-related expenses                   -             -             -       1,500,000
       Operating income                         535,696       461,072       658,483           3,554
       Net income (loss)                        311,916       279,588       390,399         (44,144)
       Diluted earnings (loss) per share    $      0.05   $      0.04   $      0.06     $     (0.01)

      (1) The fiscal year ends for the periods presented are: June 27, 1998; June 28, 1997; June 29, 1996; July 1, 1995; and July 2, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table contains income and expenses from the consolidated statements of operations for Fiscal 1998, 1997, and 1996 expressed as a percentage of total revenue.

Fiscal Year                                      1998       1997        1996
                                               -------------------------------

Total revenue                                   100.0%      100.0%     100.0%
Total cost of sales and revenue                  65.9        63.7       59.7
                                               -------------------------------
Gross profit margin                              34.1        36.3       40.3
                                               -------------------------------
Selling expenses                                  5.3         6.2        8.4
General and administrative expenses               8.0         8.2        9.7
Research and development expenses, net           13.5        15.3       12.9
Acquisition-related expenses                      0.2         3.1        7.4
Write-off of goodwill                             0.0         0.0       17.4
                                               -------------------------------
Total operating expenses                         27.0        32.8       55.8
                                               -------------------------------
Earnings (loss) from operations                   7.1         3.5      (15.5)
                                               -------------------------------
Total other expense (income)                     (0.7)        0.4       (0.8)
                                               -------------------------------
Earnings (loss) before income taxes               7.8         3.1      (14.7)
Income tax expense                                3.0         1.1        3.9
                                               -------------------------------
Net earnings (loss)                               4.8%        2.0%     (18.6)%
                                               ===============================

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

REVENUES

Total revenue increased by 74% for Fiscal 1998 to $83,436,000 compared to Fiscal 1997. This growth was a result of increased revenues from the acquisitions of Converter Power, Inc. ("ASTeX CPI") in May 1997 and Sorbios GmbH ("ASTeX Sorbios") in October 1997, increased sales to semiconductor capital equipment customers, and increased sales of specialty power supplies. Semiconductor related revenues, including revenues from ASTeX CPI and ASTeX Sorbios, increased by $22,066,000 or 72% for Fiscal 1998 compared to Fiscal 1997 with the biggest increase coming from sales of RF generators. Specialty power supply revenues, including revenues from ASTeX CPI, increased by $13,587,000 or 104% for Fiscal 1998 compared to Fiscal 1997 with most of the growth due to the revenues from ASTeX CPI. The ASTeX CPI and ASTeX Sorbios acquisitions added incremental sales of $12,686,000 and $3,487,000 respectively compared to Fiscal 1997, or 19% of total revenue. Without these acquisitions, revenues increased to $65,006,000 from $45,710,000, an increase of 42%.

Research contract revenue declined by $197,000 compared to Fiscal 1997. Other revenue consisting of service, spare parts and repairs were approximately 6% of total revenue in Fiscal 1998 and Fiscal 1997.

GROSS PROFIT

Gross profit increased by 63% to $28,450,000 in Fiscal 1998 compared to Fiscal 1997. Gross profit as a percent of total revenue decreased to 34% in Fiscal 1998 compared to 36% in Fiscal 1997, primarily due to the acquisition of ASTeX CPI whose products have a lower gross margin than other products sold by the Company. In addition, gross profit margins were impacted by volume declines in the fourth quarter of Fiscal 1998, resulting in unabsorbed manufacturing costs. The Company is consolidating several manufacturing facilities in order to improve gross margins and reduce fixed costs. In the first half of Fiscal 1999, the Company plans to consolidate its Modesto, California facility into its Woburn, Massachusetts and Colorado Springs, Colorado sites and its Beverly, Massachusetts facility into Woburn. The Company expects to record one-time costs for these consolidations in the first quarter of Fiscal 1999 of up to $1.6 million. The Company continues to seek to develop and introduce products having higher gross margins and to focus on improving manufacturing efficiencies and methods to improve gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling expenses increased by 50% to $4,427,000 in Fiscal 1998, but decreased as a percent of revenue to 5% from 6% in Fiscal 1997. Increased selling expenses were primarily a result of the acquisitions of ASTeX CPI and ASTeX Sorbios. General and administrative expenses were flat as a percent of revenue at 8%, although total general and administrative expenses increased by 68% to $6,648,000 compared to Fiscal 1997, primarily due to acquisitions.

RESEARCH AND DEVELOPMENT

Net research and development expenses decreased as a percent of sales to 14% in Fiscal 1998 from 15% in Fiscal 1997. Net research and development expenses increased by 53% to $11,253,000. Gross spending (total research and development spending including funded joint development and the direct costs of research contracts) increased by 42% to $11,605,000. ASTeX has developed and introduced a number of new technology products including ASTRON for CVD chamber cleaning, Liquozon for wafer cleaning, RF for HDP-CVD and new laser power supplies for medical applications. The Company is committed to continued investments in research and development in order to advance its position as a market and technological leader.

As a part of the acquisition of ASTeX Sorbios in Fiscal 1998, a valuation process was performed to establish the fair values of the assets acquired and liabilities assumed. As part of this process, the Company incurred an expense of $212,000 for in-process research and development. This compares with acquisition-related expenses of $1,500,000 incurred with the acquisition of ASTeX CPI in Fiscal 1997.

OPERATING INCOME

Operating income increased 256% to $5,909,000 or 7% of revenues in Fiscal 1998 compared to Fiscal 1997. Excluding one-time charges for acquisition-related expenses in both years, operating income increased by $2,963,000 or 94%. The increase in operating income is a result of increased sales and lower expenses as a percent of revenue.

OTHER EXPENSES AND INCOME TAXES

Interest expense decreased 66% to $196,000 in Fiscal 1998 compared to Fiscal 1997, while interest income increased by 30% to $514,000 in Fiscal 1998 compared to Fiscal 1997. The decrease in interest expense and the increase in interest income is a result of conversion of warrants issued in connection with the Company's IPO in November 1993. See Footnotes 6 and 11 of the Notes to Consolidated Financial Statements. Other income increased by $241,000 in Fiscal 1998 compared to Fiscal 1997 due to the sale of an investment in Low Entropy Systems, Inc., which resulted in a one-time gain of $250,000.

Income tax expense increased to $2,466,000 in Fiscal 1998 compared to $550,000 in Fiscal 1997.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

REVENUES

Total revenue increased by 23% for Fiscal 1997 to $47,967,000 compared to Fiscal 1996. This growth was the result of acquisitions as total sales to semiconductor capital equipment customers were flat due to an industry downturn during the first three quarters of Fiscal 1997. ASTeX ETO, acquired half-way though Fiscal 1996, provided most of the growth. Sales of specialty RF power sources for medical applications increased by $7,300,000 in Fiscal 1997 over 1996. The acquisition of ASTeX CPI, Inc. completed on May 9, 1997 added $2,257,000 of revenue in Fiscal 1997.

Research contract revenue was approximately 2% of total revenue in both Fiscal 1997 and 1996. Other revenue consisting of service, spare parts and repairs increased by 48% to $3,050,000 in Fiscal 1997, primarily due to ASTeX ETO which obtains a larger fraction of its total revenues from this category.

GROSS PROFIT

Gross profit increased by $1,638,000 or 10% in Fiscal 1997 compared to Fiscal 1996. Gross profit as a percent of total revenue decreased from 40% in Fiscal 1996 to 36% in Fiscal 1997, primarily due to the acquisitions of ASTeX ETO and ASTeX CPI whose products have lower gross margins than other product lines in the Company. In addition, gross margins were negatively impacted by new product introduction ramp-up costs, reduced volumes on existing products, and increased inventory reserves.

SELLING, GENERAL AND ADMINISTRATIVE

Selling expenses decreased by 11% to $2,950,000 in Fiscal 1997 compared to Fiscal 1996. Selling expenses decreased due to the consolidation of the Company's semiconductor sales activities and a reduction in headcount, promotional costs, and travel expenses compared to Fiscal 1996. General and administrative expenses increased by 4% to $3,958,000 in Fiscal 1997 but decreased as a percent of sales compared to Fiscal 1996. During Fiscal 1977 there was an additional six months of ASTeX ETO and two months of ASTeX CPI general and administrative expenses compared to Fiscal 1996. Despite these additions, cost reductions reduced the overall level of the increase.

RESEARCH AND DEVELOPMENT

Net research and development expenses increased by 46% to $7,343,000 in Fiscal 1997 compared to Fiscal 1996. Gross spending (total research and development spending including funded joint development and the direct costs of research contracts) increased by 27% to $8,700,000 in Fiscal 1997 compared to Fiscal 1996. The increased gross spending resulted in significant design wins during the year and the introduction of three new products at year end.

A valuation process was performed in Fiscal 1997 in order to establish the fair values of the CPI assets acquired and liabilities assumed. As part of this process, the Company incurred an expense of $1,500,000 for in-process research and development. This compares to acquisition-related expenses of $2,888,000 incurred in Fiscal 1996.

OPERATING INCOME

Operating income was $1,659,000 in Fiscal 1997 compared to a loss of $6,078,000 in Fiscal 1996. In the fourth quarter of Fiscal 1996, the Company recorded an impairment of goodwill in the amount of $6,814,000 associated with the ASTeX ETO acquisition. See Footnote 15 of the Notes to Consolidated Financial Statements. Excluding one-time charges for acquisition-related expenses and the write-off of goodwill, operating income in Fiscal 1997 would have been $3,159,000 or 7% of total revenue compared to $3,624,000 or 9% of total revenue in Fiscal 1996. The decrease in adjusted operating income is primarily due to the increased R&D investment and lower gross margins in Fiscal 1997.

OTHER EXPENSE AND INCOME TAXES

Interest expense in Fiscal 1997 increased by 81% to $585,000 compared to $324,000 in Fiscal 1996, while interest income in Fiscal 1997 decreased by 40% to $396,000 compared to $659,000 in Fiscal

1996. These changes were the result of the use of cash for the acquisitions of ASTeX ETO and ASTeX CPI, and increased borrowings to fund these acquisitions.

Income tax expense was $550,000 in Fiscal 1997 compared to $1,541,000 in Fiscal 1996. In Fiscal 1996 the "expected" tax computed by applying the U.S. Federal corporate income tax rate of 34% to earnings (loss) before income taxes was increased by $3,378,000 due to one-time charges of goodwill amortization and write-off and acquisition-related expenses which were not tax deductible. There were no comparable costs in Fiscal 1997.

FOREIGN CURRENCY FLUCTUATIONS

The Company's foreign revenues are generally denominated in U.S. dollars. The acquisition of ASTeX Sorbios GmbH increased the risk of foreign currency fluctuations; however, significant ASTeX Sorbios business is conducted with U.S. companies in dollars which reduces the foreign exchange fluctuation risk. Foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. Over time, as the Company seeks to expand its operations in Europe and the Far East, more revenues may be denominated in foreign currencies, increasing the risks associated with foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1998, the Company had cash and short-term investments of $7,687,000 with working capital of $28,570,000 compared to June 28, 1997, when the company had cash and long-term investments of $4,546,000 and working capital of $16,956,000.

Footnote 12 of the Notes to Consolidated Financial Statements contains a summary of recent acquisitions completed by the Company. These include Sorbios GmbH in October 1997; CPI in May, 1997; ETO in January 1996; and NES in November 1995.

In November 1993, the Company completed an IPO and received net proceeds of $15,920,000 through the sale of 2,550,075 shares of common stock at $7.17 per share and 1,955,000 five-year redeemable warrants at $0.10 per warrant. On September 3, 1997 the Company announced that it had met the requirements for the redemption of its redeemable warrants and called the warrants for redemption. Net proceeds to the Company as a result of the conversion of warrants to common stock were $15,234,000. The proceeds were used to repay all bank debt, to complete the ASTeX Sorbios acquisition, and increase working capital. See Footnote 6 of the Notes to Consolidated Financial Statements.

In October 1995 the Company purchased $250,000 of Series A Convertible Preferred Stock of Low Entropy Systems, Inc. ("LES"). In August, 1997, the Company sold all of its shares of LES to Balzers and Leybold U.S. Holding, Inc. for $500,000.

During Fiscal 1998, the Company generated $2,506,000 in net cash flows from operating activities and used a net $4,908,000 for investing activities. Cash used for investing activities consisted of $3,683,000 for the acquisition of Sorbios GmbH, $3,024,000 for additions to property, equipment, and patents, offset by sales of $1,299,000 in investments (primarily commercial paper and government treasury bills) and $500,000 from the sale of the Company's investment in LES. The Company's cash flows from financing activities consisted primarily of repayment of bank debt for $9,173,000 and proceeds from issuance of common stock for $16,098,000 which was primarily from the redemption of warrants and exercise of stock options by employees.

During Fiscal 1997, the Company generated $4,386,000 in net cash flows from operating activities and used a net $7,018,000 for investing activities. Cash used for investing activities consisted of $6,483,000 for the acquisition of ASTeX CPI, $1,087,000 for additions to property, equipment, and patents, and $1,299,000 for the purchase of investments, offset by $1,991,000 from sales of investments. Investments are primarily commercial paper and government treasury bills. The Company's cash flows from financing activities consisted primarily of proceeds from notes payable of $4,983,000 offset by note repayments of $4,584,000 and proceeds of $290,000 from issuance of common stock which was primarily due to exercise of employee stock options. The proceeds from notes payable resulted from additional borrowings for the acquisition of ASTeX CPI, while the repayments were primarily a result of debt restructuring for the acquisition.

During Fiscal 1996, the Company generated $719,000 in net cash flows from operating activities and used a net $7,228,000 for investing activities. Cash used for investing activities consisted of $12,318,000 for the acquisition of ASTeX ETO less cash acquired with the acquisitions of ASTeX ETO and ASTeX NES, $2,895,000 for additions to property, equipment, and patents, $250,000 for the purchase of an equity investment in LES, and $3,006,000 for the purchase of investments, offset by sales of $11,242,000 in investments. Investments were primarily commercial paper and government treasury bills. The Company's cash flows from financing activities consisted primarily of proceeds from two notes payable for $8,000,000 used in the acquisition of ASTeX ETO and $1,999,000 from issuance of common stock which was primarily due to exercise of investor warrants and exercise of employee stock options, offset by $689,000 of note repayments.

The Company has a credit facility with State Street Bank and Trust Company which consists of an $8,000,000 unsecured demand line of credit with interest at the bank's prime rate. See Footnote 10 of the Notes to Consolidated Financial Statements. This facility is subject to the Company meeting certain financial covenants which are tested quarterly. The Company is currently in compliance with all covenants. There were no outstanding borrowings as of the date of this report, and as of June 27, 1998 and June 28, 1997. The line of credit expires in May 2000.

The Company continues to use its cash resources for developing new products, expanding sales and marketing, performing collaborative product development projects, and for general working capital. The Company continues to seek joint ventures and/or acquisitions that will enhance the Company's position in its markets with the potential to increase revenue growth and profitability. The Company has issued a letter of intent to acquire certain assets and assume certain liabilities of a U.S. technology company for approximately $1,800,000 to be paid in a combination of cash and/or ASTeX stock. This transaction is subject to adjustment and is expected to be completed in late 1998. The Company has adequate financial resources to complete this acquisition within its existing credit facility. See Footnote 17 of the Notes to Consolidated Financial Statements.

Management believes that existing cash resources, investments, anticipated cash flows from operations and its credit facility will be sufficient to meet planned operating expenses and working capital requirements for a period of at least the next 12 months. The Company may seek to raise additional capital for acquisitions and for other corporate purposes, although no specific financing is planned at this time.

NEW ACCOUNTING PRONOUNCEMENTS

In Fiscal 1999 and 2000, the Company will be required to adopt several new accounting pronouncements. See Footnote 19 of the Notes to Consolidated Financial Statements.

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

CUSTOMER CONCENTRATION

Relatively few customers account for a substantial portion of the Company's revenues. Sales to the Company's ten largest customers in Fiscal Years 1998, 1997, 1996 accounted for 72%, 76%, and 77% of revenues, respectively. In Fiscal Years 1998, 1997, 1996, sales to Applied Materials, the Company's largest customer in each of these periods, accounted for approximately 40%, 38% and 45% of the Company's revenues, respectively. The Company expects that sales to Applied Materials will continue to represent a significant portion of the Company's revenues for the foreseeable future, although the acquisitions of ASTeX Sorbios and ASTeX CPI are expected to provide some reduction on the reliance on Applied Materials. Although a number of the Company's customers do enter into long-term supply agreements, these agreements typically allow the customer to cancel orders with limited penalties. A reduction or delay in orders from Applied Materials or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor industry, could have a material adverse effect on the Company's future financial condition, revenues and operating results.

DEPENDENCE ON CYCLICAL INDUSTRIES

The Company's business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demands for capital equipment, including the products manufactured and marketed by the Company. The Company's future financial condition, revenues and operating results may be materially adversely affected by semiconductor industry downturns or slowdowns. The semiconductor industry currently has excess capacity for most types of devices, which has caused semiconductor manufacturers to significantly decrease their levels of capital spending. In the personal computer market, a shift in demand from more expensive, high performance computers to lower-priced models has resulted in reduced profitability for semiconductor manufacturers, resulting in delays and further decreases in capital spending. The Company anticipates that at least the first half of Fiscal 1999 will be adversely affected by the current semiconductor capital equipment downturn as a result of these factors. The Company is restructuring its operations, reducing its workforce and consolidating several facilities to reduce its fixed costs, and will incur consolidation costs as discussed above under the gross profit comparison of Fiscal 1998 to 1997. Continued overcapacity in the semiconductor industry and strengthening demand for lower-priced computers could cause continued weakness in demand for the Company's products.

RELIANCE ON OEM CUSTOMERS; LENGTHY SALES CYCLE

The Company's products are primarily sold to OEMs which incorporate the Company's products into their equipment. Due to the significant capital commitments usually incurred by semiconductor manufacturers in their purchase of the OEM's equipment, these manufacturers demand highly reliable products which require as long as several years for OEMs to develop. The Company's revenues are therefore primarily dependent upon the timing and effectiveness of the efforts of its OEM customers in developing and marketing equipment incorporating the Company's products. There can be no assurance that any equipment incorporating the Company's products will be marketed successfully by the Company's customers.

ASIAN ECONOMIES

Asian countries are having economic difficulties that are causing economic slowdowns or recessions in those countries. The region does not appear to be responding to efforts to stimulate its economies. Asia has historically been an important region for the semiconductor capital equipment industry. If these economies do not recover in the near future, the recovery in the semiconductor capital equipment industry may be extended in time or reduced in scale. The economic difficulties of these countries could also have a negative impact on the economies of the U.S. and Europe, leading to further declines in demand for the Company's products.

JAPANESE MARKET

The Japanese semiconductor equipment markets are large and difficult for foreign companies to penetrate. The Company believes that increasing its penetration of the Japanese market is important to its business, and that it is currently at a competitive disadvantage to Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor process equipment manufactures. Moreover, the Company's ability to compete effectively in the Japanese markets may be limited by the Company's size and its geographic location. Although the Company intends to expand its direct presence in Japan, there can be no assurance that the Company will be able to achieve significant sales to, or compete successfully in, Japan.

FOREIGN REVENUES

The Company does business worldwide, both directly and via sales to United States-based OEMs who sell such products internationally. In Fiscal Years 1998, 1997, and 1996, foreign revenues accounted for 23%, 21% and 19%, respectively, of the Company's revenues. The Company anticipates that foreign revenues will continue to account for a significant percentage of revenues, which will result in a significant portion of the Company's revenues and operating results being subject to risks associated with foreign revenues, including United States and foreign regulatory and policy changes, political and economic instability, difficulties in accounts receivable collection, difficulties in managing representatives, and foreign currency fluctuations.

HIGHLY COMPETITIVE INDUSTRY

The markets for the Company's products are highly competitive and subject to rapid technological changes. A number of the Company's current and potential competitors have substantially greater resources than the Company. There can be no assurance that the Company will be successful in selling its products to OEMs, regardless of the performance or the price of the Company's products. Competitors may develop superior products or products of similar quality at the same or lower prices. Other technical innovations may impair the Company's ability to market its products. There can be no assurance that the Company will be able to compete successfully.

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The semiconductor manufacturing industry has been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue into the foreseeable future. The Company's success will depend upon its ability to enhance its existing products and to develop new products that meet customer requirements and achieve market acceptance. There can be no assurance that the Company will be successful in introducing products or product enhancements on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

MANAGEMENT OF GROWTH AND CONSOLIDATION

The Company has recently gone though a period of rapid growth and is now going through a period of consolidation. Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract and retain highly qualified and well-trained personnel. There can be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire and retain such personnel. The Company's expansion and contraction may also significantly strain the Company's management, manufacturing, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support the Company's operations. Failure to manage the Company's growth properly could have a material adverse effect on the Company's future financial condition, revenues and operating results.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS AND MARKET PRICE OF SECURITIES

The Company's quarterly operating results may vary significantly from quarter to quarter depending on factors such as economic conditions in the semiconductor industry, the timing of significant orders and shipments of its products, changes and delays in product development, new product introductions by the

Company and its competitors, the mix of products sold by the Company and competitive pricing pressures. Additionally, a number of the Company's microwave plasma processing and diamond deposition systems have high selling prices. As a result, quarterly variations in systems sales could significantly affect the Company's operating results. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. These factors could have a material adverse effect on the Company's future financial condition, revenues and operating results.

The marketing price of the Company's securities could also be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, market conditions in the semiconductor industry, as well as general economic conditions and other factors external to the Company.

EFFECTS OF INFLATION

The Company believes that, over the past three years, inflation has not had a significant impact on the Company's revenues or operating results.

YEAR 2000 DISCLOSURE

The Company believes that its financial reporting and enterprise resource planning ("ERP") systems will be Year 2000 compliant by December 1998. The Company is currently in the process of updating its financial reporting and ERP systems with SAP R/3, which has been represented as being Year 2000 compliant by its producer. ASTeX is currently using SAP R/3 in its major facility in Woburn, MA. The consolidations of AGL and ASTeX CPI into Woburn will remove the requirement for these locations to implement new software packages. The current ERP software packages used by ASTeX ETO, Solomon and MAX, are represented as being Year 2000 compliant. The current software package used by ASTeX Sorbios is not Year 2000 compliant. The Company intends to purchase an upgrade that is represented as being Year 2000 compliant and will implement this by December 1998. Other software used by the Company is generally certified by the vendor as Year 2000 compliant or is not considered critical to the operations of the Company.

The Company has spent approximately $1,059,000 in Fiscal 1998 on SAP R/3 software, hardware, consultants and internal costs. The Company plans future SAP R/3 implementation expenditures of approximately $300,000 during the next one to two years. Although the Company believes its future SAP R/3 implementation cost estimates to be accurate, the Company can not provide any assurance that these costs will not increase or that the implementations will occur by the dates estimated. The source of funds for the Fiscal 1998 expenditures was current operating cash flows and the Company expects that future operating cash flows will be the source of funds for these expenditures in the future.

The Company has not yet addressed the Year 2000 preparedness of its critical suppliers and its major customers and related electronic data interfaces with these third parties. During the coming year the Company will contact critical suppliers and major customers to determine whether they are, or will be, compliant by the Year 2000. The Company expects to complete its assessment by the end of Fiscal 1999. Based upon this evaluation, the Company will seek new vendors where necessary and formulate contingency plans to resolve customer-related issues that may arise. At this time the Company can not estimate the impact that noncompliant suppliers and customers may have on the Company or its level of operations in the Year 2000.

Although the Company has not made a systematic review of its products in operation at customer locations, it believes that a number of diamond deposition systems may not be Year 2000 compliant. Over the coming year, the Company plans to identify noncompliant product and offer to make all necessary modifications to make them compliant. Additional noncompliant products could be identified during this process. Because a formal identification program has not been completed, the Company is unable to estimate the cost that will be incurred to remediate Year 2000 problems related to noncompliant products that are in operations at customer locations.

During the current year the Company will also conduct a review of its manufacturing equipment and facilities to ensure Year 2000 compliance. Based on its initial assessment, the Company does not anticipate that a material Year 2000 issue will be discovered in this area.

The Company will also formulate testing and contingency plans that will enable it to detect and effectively deal with problems that may arise as a result of Year 2000 noncompliance. Because these reviews and testing have not been completed, the Company is unable to estimate the total cost associated with addressing the Year 2000, nor what its liabilities to third parties may be as a result of Year 2000 issues.

At this time, the Company cannot give any assurance that it will be successful in completing its planned actions to become Year 2000 compliant on or before the Year 2000. Additionally, no assurance can be given that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; that a failure by such entities to correct a Year 2000 problem or a conversion which is incompatible with the Company's systems would not have a material adverse effect on the Company's operations or financial condition; or that even if all planned actions are completed, the Company will not experience some adverse effects from Year 2000 related issues.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable

ITEM 8.    FINANCIAL STATEMENTS

   The following financial statements are filed as part of this report:

                                                                            PAGE

   Independent Auditors' Report                                              F-2

   Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997         F-3

   Consolidated Statements of Operations for the Years Ended
   June 27, 1998, June 28, 1997, and June 29, 1996                           F-4

   Consolidated Statements of Stockholders' Equity for the Years Ended
   June 27, 1998, June 28, 1997, and June 29, 1996                           F-5

   Consolidated Statements of Cash Flows for the Years Ended
   June 27, 1998, June 28, 1997, and June 29, 1996                           F-6

   Notes on Consolidated Financial Statements                                F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                    PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

      The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)  FINANCIAL STATEMENTS:

         The list of financial statements required by this item is set forth in
         Item 8 "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

    (2)  FINANCIAL STATEMENT SCHEDULE:

         All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

    (3)  EXHIBITS

         (i) The following exhibits are filed herewith or incorporated by reference as indicated below:

EXHIBIT
  NO.                                       TITLE
-------                                     -----

10a       Key Employee Agreement for Jill Maunder, dated as of February 2, 1998.

10b       Key Employee Agreement for Avishay Katz, dated as of May 14, 1998.

21        Revised List of Subsidiaries.

23        Consent of KPMG Peat Marwick LLP.

27        Financial Data Schedule.


         (ii) The following exhibits were filed as part of the Company's Annual Report on Form 10-K for the year ended June 28, 1997, filed with the Commission on September 26, 1997, and are incorporated herein by reference:

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

10c** Form of Amended Key Employee Agreement for Dr. Donald K. Smith, dated as of July 1, 1996.

10d** Form of Amended Key Employee Agreement for John M. Tarrh, dated as of July 1, 1996.

10e** Form of Key Employee Agreement for Brian R. Chisholm, dated November 26, 1996.

10f**      Form of Key Employee Agreement for Michael DeLuca, dated May 1, 1997.

         (iii) The following exhibits were filed as part of the Company's Current Report on Form 8-K filed with the Commission on May 23, 1997, reporting that the Company acquired substantially all of the assets of Converter Power, Inc. and are incorporated herein by reference:

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

10b Assignment and Assumption Agreement, dated as of May 9, 1997, by and among ILC Technology, Inc. and ASTeX/CPI Acquisition Corp.

10c        Warranty Bill of Sale dated as of May 9, 1997.

10d $8,000,000 Unsecured Committed Revolver Loan Agreement between the Company and State Street Bank and Trust Company.

10e $8,000,000 Unsecured Committed Revolver Promissory Note from the Company to State Street Bank and Trust Company.

10f        Term Loan Agreement ($4,983,051).

10g        Term Loan Agreement ($4,983,051).

         (iv) The following exhibits were filed as part of the Company's Current Report on Form 8-K filed with the Commission on December 29, 1995 in connection with the acquisition of Ehrhorn Technological Operations, Inc., and are incorporated herein by reference:


EXHIBIT
  NO.                                       TITLE
-------                                     -----

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


         (v) The following exhibit was filed as part of the Company's Annual Report on Form 10-K for the year ended July 1, 1995, filed with the Commission on September 28, 1995, and is incorporated herein by reference:


EXHIBIT
  NO.                                       TITLE
-------                                     -----

10l(3)     Extension to the Massachusetts lease, dated June 23, 1995.


         (vi) The following exhibits were filed as part of the Company's
Form SB-2 Registration Statement (Number 33-69098-B) declared effective by the Commission on November 9, 1993, and are incorporated by reference herein:

EXHIBIT
  NO.                                       TITLE
-------                                     -----

3a         Certificate of Incorporation, as amended, dated July 1, 1992.

3b Certificate of Amendment of Certificate of Incorporation, dated September 1, 1993.

3c         Bylaws, as amended.

4a         Specimen Common Stock Certificate.

4b         Form of Warrant Agreement, including Form of Warrant Certificate.

4c Form of Representative's Warrant Agreement, including Form of Representative's Warrant Certificate.

+10a Master Purchase Order and Sales Agreement between the Company and Applied Materials, Inc., dated May 28, 1993, (the "Applied Agreement"). Attached as Appendix A to the Applied Agreement is an Intellectual Property Agreement by and between the Company and Applied Materials, Inc.

10f        Form of Consulting Agreement between the Company and Outside
           Consultants.

10g        Form of Employee Agreement between the Company and Non-executive
           Employees.

10h Form of Employment Agreement between ASTeX/Gerling and Non-executive Employees.

10k Form of Confidentiality Agreement between the Company and Customers, Suppliers and Vendors.

101(1) Lease for premises at 35 Cabot Road, Woburn, Massachusetts, dated February 10, 1989, (the "Massachusetts Lease").

10m Lease for the premises at 1132 Doker Drive, Modesto, California, dated January 31, 1992.

10n**      1987 Stock Option Plan.

+10t Purchase Agreement by and between the Company and GaSonics Corporation, dated September 24, 1993.

------------------------

+   Certain information withheld and filed separately with the Commission pursuant to a request for confidential treatment.

** These exhibits relate to executive compensation plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 27, 1998.

(c) Exhibits. The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(3) above.

(d) Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            APPLIED SCIENCE AND TECHNOLOGY, INC.


Date: September 25, 1998                    By: /s/ Richard S. Post
                                                --------------------------------
                                                Richard S. Post
                                                President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Capacity                           Date
----                       --------                           ----


/s/ Richard S. Post        Chairman of the Board, Chief       September 25, 1998
------------------------   Executive Officer and President
Richard S. Post            (principal executive officer)


/s/ John M. Tarrh          Chief Financial Officer, Senior    September 25, 1998
------------------------   Vice President of Finance
John M. Tarrh              (principal financial and accounting
                           officer) and Director


/s/ Donald K. Smith        Director                           September 25, 1998
------------------------
Donald K. Smith


/s/ John R. Bertucci       Director                           September 25, 1998
------------------------
John R. Bertucci


/s/ Michel de Beaumont     Director                           September 25, 1998
------------------------
Michel de Beaumont


/s/ Robert R. Anderson     Director                           September 25, 1998
------------------------
Robert R. Anderson


/s/ Hans-Jochen Kahl       Director                           September 25, 1998
------------------------
Hans-Jochen Kahl

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997


                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Applied Science and Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Science and Technology, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Science and Technology, Inc. and subsidiaries as of June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 1998, in conformity with generally accepted accounting principles.





KPMG Peat Marwick LLP





Boston, Massachusetts
July 25, 1998

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                        JUNE 27,       JUNE 28,
                                                          1998           1997
                                                      ------------   ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                           $  7,686,805   $  3,246,337
  Trade receivables, net (notes 2, 3 and 9)             12,734,381     11,915,919
  Inventories (note 4)                                  13,737,212     10,013,422
  Prepaid expenses and other assets                        548,709        276,682
  Deferred income taxes (note 7)                         1,356,044        895,237
                                                      ------------   ------------
             Total current assets                       36,063,151     26,347,597
                                                      ------------   ------------

Property and equipment:
  Land                                                     473,000        473,000
  Building                                               1,643,072      1,621,469
  Equipment                                             11,107,731      7,871,718
  Furniture and fixtures                                 1,032,497        741,143
  Leasehold improvements                                 2,228,246      1,946,800
                                                      ------------   ------------
                                                        16,484,546     12,654,130
  Less accumulated depreciation and amortization        (7,960,282)    (5,150,881)
                                                      ------------   ------------
             Net property and equipment                  8,524,264      7,503,249
                                                      ------------   ------------

Other assets:
  Patents, net                                           1,095,090        148,794
  Goodwill, net of accumulated amortization of
    $471,252 and $55,282 in 1998 and 1997,
    respectively (notes 12 and 15)                       4,042,031      3,261,652
  Long-term investments                                         --      1,299,545
  Deferred income taxes (note 7)                         1,099,998             --
  Notes receivable, less current maturities
    (notes 3 and 13)                                       468,772        383,080
  Other, net                                                    --        383,304
                                                      ------------   ------------
             Total other assets                          6,705,891      5,476,375
                                                      ------------   ------------

                                                      $ 51,293,306   $ 39,327,221
                                                      ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt (note 11)      $         --   $  1,824,397
  Accounts payable                                       3,011,798      3,869,521
  Accrued expenses                                       1,935,229      1,374,635
  Accrued compensation expense and related costs         1,993,027      1,448,928
  Accrued income taxes                                     293,444        647,142
  Commissions payable and customer advances                259,154        226,672
                                                      ------------   ------------
             Total current liabilities                   7,492,652      9,391,295
                                                      ------------   ------------

Long-term debt, less current maturities (note 11)               --      6,368,913
Deferred income taxes (note 7)                                  --         78,003
                                                      ------------   ------------
             Total liabilities                           7,492,652     15,838,211
                                                      ------------   ------------

Commitments and contingencies (notes 5, 10 and 17)

Stockholders' equity (notes 6 and 12):
  Common stock                                              86,065         67,785
  Additional paid-in capital                            44,193,116     27,837,250
  Accumulated deficit                                     (247,095)    (4,267,699)
  Less: Notes receivable for common stock purchases       (148,326)      (148,326)
  Cumulative translation adjustment                        (83,106)            --
                                                      ------------   ------------
             Total stockholders' equity                 43,800,654     23,489,010
                                                      ------------   ------------

                                                      $ 51,293,306   $ 39,327,221
                                                      ============   ============

See accompanying notes to consolidated financial statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                          YEARS ENDED
                                                          -------------------------------------------
                                                            JUNE 27,        JUNE 28,        JUNE 29,
                                                              1998            1997            1996
                                                          -----------     -----------     -----------

Product sales, net                                        $77,958,080     $43,934,476     $36,175,388
Research contract revenue                                     785,607         982,383         894,517
Other revenue                                               4,692,448       3,050,279       2,065,691
                                                          -----------     -----------     -----------
            Total revenue (note 9)                         83,436,135      47,967,138      39,135,596
                                                          -----------     -----------     -----------

Cost of sales and revenue:
     Product sales and other revenues                      54,563,883      30,052,877      22,924,311
     Research contracts                                       422,724         504,357         439,659
                                                          -----------     -----------     -----------
            Total cost of sales and revenue                54,986,607      30,557,234      23,363,970
                                                          -----------     -----------     -----------
            Gross profit                                   28,449,528      17,409,904      15,771,626
                                                          -----------     -----------     -----------

Operating expenses:
     Selling expenses                                       4,426,521       2,950,117       3,297,664
     General and administrative expenses                    6,648,055       3,957,792       3,807,327
     Research and development expenses, net (note 1)       11,253,490       7,343,190       5,043,189
     Acquisition-related expenses (note 12)                   212,423       1,500,000       2,887,647
     Write-off of goodwill (note 15)                               --              --       6,813,562
                                                          -----------     -----------     -----------
            Total operating expenses                       22,540,489      15,751,099      21,849,389
                                                          -----------     -----------     -----------
            Earnings (loss) from operations                 5,909,039       1,658,805      (6,077,763)
                                                          -----------     -----------     -----------

Other expense (income):
     Interest expense                                         196,392         585,462         323,510
     Interest income                                         (514,363)       (396,114)       (659,066)
     Other expense (income)                                  (259,594)        (18,302)         13,568
                                                          -----------     -----------     -----------
            Total other expense (income)                     (577,565)        171,046        (321,988)
                                                          -----------     -----------     -----------
            Earnings (loss) before income taxes             6,486,604       1,487,759      (5,755,775)

Income tax expense (note 7)                                 2,466,000         550,000       1,541,000
                                                          -----------     -----------     -----------
            Net earnings (loss)                           $ 4,020,604     $   937,759     $(7,296,775)
                                                          ===========     ===========     ===========

Basic earnings (loss) per share                           $      0.50     $      0.14     $     (1.16)
                                                          ===========     ===========     ===========

Diluted earnings (loss) per share                         $      0.47     $      0.14     $     (1.16)
                                                          ===========     ===========     ===========

Weighted average common shares outstanding used to
     calculate basic earnings (loss) per share              8,052,926       6,686,253       6,307,146
                                                          ===========     ===========     ===========

Weighted average common shares outstanding used to
     calculate fully diluted earnings (loss) per share      8,528,947       6,777,440       6,307,146
                                                          ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

           Years ended June 27, 1998, June 28, 1997 and June 29, 1996


                                                                                                                 RETAINED
                                                       PREFERRED STOCK       COMMON STOCK        ADDITIONAL      EARNINGS
                                                       ---------------   --------------------      PAID-IN     (ACCUMULATED
                                                       SHARES   AMOUNT     SHARES     AMOUNT       CAPITAL       DEFICIT)
                                                       ------   ------   ----------  --------   ------------   ------------

Balance at July 1, 1995                                    --   $   --   6,545,591   $65,456    $21,258,110    $ 2,091,317
     Retirement of treasury stock                          --       --    (760,460)   (7,604)    (1,439,015)            --
     Repayment of notes receivable                         --       --          --        --             --             --
     Issuance of notes receivable                          --       --      27,000       270        236,480             --
     Exercise of stock options and warrants                --       --     350,381     3,504      1,995,229             --
     Tax benefit of stock options exercised                --       --          --        --        284,101             --
     Stock issued in connection with
        acquisitions (note 12)                             --       --     510,051     5,100      4,332,961             --
     Net loss                                              --       --          --        --             --     (7,296,775)
                                                       ------   ------   ---------   -------    -----------    -----------

Balance at June 29, 1996                                   --       --   6,672,563    66,726     26,667,866     (5,205,458)
     Repayment of notes receivable                         --       --          --        --             --             --
     Canceled stock in exchange for
        cancelation of note receivable                     --       --      (7,500)      (75)       (77,425)            --
     Exercise of stock options                             --       --      52,964       530        289,146             --
     Tax benefit of stock options exercised                --       --          --        --         62,242             --
     Stock issued in connection with
        acquisition (note 12)                              --       --      60,482       604        895,421             --
     Net earnings                                          --       --          --        --             --        937,759
                                                       ------   ------   ---------   -------    -----------    -----------

Balance at June 28, 1997                                   --       --   6,778,509    67,785     27,837,250     (4,267,699)
     Exercise of stock options and warrants (note 6)       --       --   1,827,954    18,280     16,079,566             --
     Tax benefit of stock options exercised                --       --          --        --        276,300             --
     Cumulative translation adjustment                     --       --          --        --             --             --
     Net earnings                                          --       --          --        --             --      4,020,604
                                                       ------   ------   ---------   -------    -----------    -----------

Balance at June 27, 1998                                   --   $   --   8,606,463   $86,065    $44,193,116    $  (247,095)
                                                       ======   ======   =========   =======    ===========    ===========


                                                                                      NOTES
                                                            TREASURY STOCK        RECEIVABLE FOR    CUMULATIVE       TOTAL
                                                       ------------------------    COMMON STOCK    TRANSLATION   STOCKHOLDERS'
                                                         SHARES       AMOUNT        PURCHASES       ADJUSTMENT      EQUITY
                                                       ---------   ------------   --------------   -----------   -------------

Balance at July 1, 1995                                 760,460    $(1,446,619)     $ (74,500)      $     --     $21,893,764
     Retirement of treasury stock                      (760,460)     1,446,619             --             --              --
     Repayment of notes receivable                           --             --         77,924             --          77,924
     Issuance of notes receivable                            --             --       (236,750)            --              --
     Exercise of stock options and warrants                  --             --             --             --       1,998,733
     Tax benefit of stock options exercised                  --             --             --             --         284,101
     Stock issued in connection with
        acquisitions (note 12)                               --             --             --             --       4,338,061
     Net loss                                                --             --             --             --      (7,296,775)
                                                       --------    -----------   ------------       --------     -----------

Balance at June 29, 1996                                     --             --       (233,326)            --      21,295,808
     Repayment of notes receivable                           --             --          7,500             --           7,500
     Canceled stock in exchange for
        cancelation of note receivable                       --             --         77,500             --              --
     Exercise of stock options                               --             --             --             --         289,676
     Tax benefit of stock options exercised                  --             --             --             --          62,242
     Stock issued in connection with
        acquisition (note 12)                                --             --             --             --         896,025
     Net earnings                                            --             --             --             --         937,759
                                                       --------    -----------   ------------       --------     -----------

Balance at June 28, 1997                                     --             --       (148,326)            --      23,489,010
     Exercise of stock options and warrants (note 6)         --             --             --             --      16,097,846
     Tax benefit of stock options exercised                  --             --             --             --         276,300
     Cumulative translation adjustment                       --             --             --        (83,106)        (83,106)
     Net earnings                                            --             --             --             --       4,020,604
                                                       --------    -----------   ------------       --------     -----------

Balance at June 27, 1998                                     --    $        --      $(148,326)      $(83,106)    $43,800,654
                                                       ========    ===========   ============       ========     ===========


See accompanying notes to consolidated financial statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                        YEARS ENDED
                                                        -------------------------------------------
                                                          JUNE 27,        JUNE 28,       JUNE 29,
                                                            1998            1997           1996
                                                        ------------    -----------    ------------

Cash flows from operating activities:
  Net earnings (loss)                                   $  4,020,604    $   937,759    $ (7,296,775)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Depreciation                                         2,194,319      1,824,739       1,335,634
      Amortization and goodwill write-off                    548,390        117,164       7,129,418
      Acquisition-related expenses                           212,423      1,500,000       2,203,000
      Deferred income taxes                                   37,000       (439,000)       (143,000)
      Gain on sale of assets                                (191,842)            --              --
      Equipment transferred to inventories                        --        114,419              --
      Changes in assets and liabilities:
        Trade receivables                                     44,702     (1,739,367)     (1,112,739)
        Inventories                                       (2,754,271)       146,391      (1,117,125)
        Prepaid expenses and other assets                   (271,853)        41,036         474,325
        Notes receivable                                     231,617        373,304         154,524
        Accounts payable                                  (1,896,906)       785,299         (76,810)
        Accrued expenses                                     409,675        188,022      (1,060,162)
        Accrued income taxes                                 (77,398)       536,205         228,445
                                                        ------------    -----------    ------------
         Net cash provided by operating activities         2,506,460      4,385,971         718,735
                                                        ------------    -----------    ------------

Cash flows from investing activities:
  Acquisitions of subsidiaries, less cash acquired        (3,682,639)    (6,482,933)    (12,318,331)
  Purchases of investments                                      (339)    (1,299,102)     (3,006,211)
  Proceeds from sales of investments                       1,799,545      1,990,519      11,241,904
  Additions to property and equipment                     (2,999,148)    (1,029,908)     (2,812,968)
  Patent costs                                               (24,943)       (57,005)        (81,974)
  Investment in other assets                                      --       (139,827)       (250,000)
                                                        ------------    -----------    ------------
         Net cash used for investing activities           (4,907,524)    (7,018,256)     (7,227,580)
                                                        ------------    -----------    ------------

Cash flows from financing activities:
  Proceeds from notes payable                                     --      4,983,050       8,000,000
  Repayments of notes payable                             (9,173,208)    (4,583,898)       (689,163)
  Repayment of notes receivable for common
    stock purchases                                               --          7,500          77,924
  Net proceeds from issuance of common stock              16,097,846        289,676       1,998,733
                                                        ------------    -----------    ------------
         Net cash provided by financing activities         6,924,638        696,328       9,387,494
                                                        ------------    -----------    ------------

Effect of exchange rates on cash                             (83,106)            --              --
                                                        ------------    -----------    ------------

Net increase (decrease) in cash and cash equivalents       4,440,468     (1,935,957)      2,878,649

Cash and cash equivalents at beginning of year             3,246,337      5,182,294       2,303,645
                                                        ------------    -----------    ------------

Cash and cash equivalents at end of year                $  7,686,805    $ 3,246,337    $  5,182,294
                                                        ============    ===========    ============



                                                                     (Continued)

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                    YEARS ENDED
                                                    -------------------------------------------
                                                      JUNE 27,        JUNE 28,       JUNE 29,
                                                        1998            1997           1996
                                                    ------------    -----------    ------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                        $    249,044    $   538,893    $    276,347
                                                    ============    ===========    ============
    Income taxes                                    $  2,520,921    $   453,567    $  1,470,555
                                                    ============    ===========    ============

Acquisitions:
  Assets acquired                                      4,700,575      4,074,488      12,145,829
  Acquisition related expenses, net of
    tax benefit                                          212,423        945,000       2,203,000
  Goodwill and other intangible assets                 2,177,479      3,316,934       7,048,512
  Liabilities assumed                                 (3,407,838)      (957,464)     (4,459,280)
  Common stock issued                                         --       (896,025)     (4,338,061)
                                                    ------------    -----------    ------------
    Cash paid                                          3,682,639      6,482,933      12,600,000
  Less cash acquired                                          --             --        (281,669)
                                                    ------------    -----------    ------------

         Net cash paid for acquisitions             $  3,682,639    $ 6,482,933    $ 12,318,331
                                                    ============    ===========    ============


See accompanying notes to consolidated financial statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



(1)     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     NATURE OF BUSINESS

                Applied Science and Technology, Inc. (the "Company") develops and manufactures equipment using plasma and power generation technologies for semiconductor, medical and industrial production applications. The Company commenced operations in January 1987.

        (b)     PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Applied Science and Technology ("ASTeX"), GmbH, ASTeX/Gerling Laboratories, Inc., ETO, Inc. ("ETO"), ASTeX CPI, Inc. ("CPI"), Newton Engineering Service, Inc. ("NES") and ASTeX Sorbios GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        (e)     INVESTMENTS

                Cash equivalents and long-term investments consist of U.S. treasury notes and money market funds at June 27, 1998 and June 28, 1997. The Company uses an investment firm to manage its investment portfolio.

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

                         June 27, 1998 and June 28, 1997



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

        (i)     GOODWILL

                Goodwill is amortized over 10 years. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company estimates the undiscounted cash flow of the business segment, net of tax, over the remaining life of the asset in determining whether the asset is recoverable. Charges for impairment of goodwill would be recorded to the extent unamortized book value exceeds the related future discounted cash flow, net of tax. The discount factor to be used would be the long-term debt rate currently obtainable by the Company. During fiscal 1996, $6,813,562 of goodwill was written off (see note 15).

        (j)     RESEARCH AND DEVELOPMENT COSTS

                All research and development costs are expensed as incurred. Research and development expenses attributable to research contracts are included in costs of sales and revenue.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



                The Company also receives funding for certain research and development costs which is used to offset its research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:

                                                             YEARS ENDED
                                                 -----------------------------------
                                                   JUNE 27,    JUNE 28,    JUNE 29,
                                                     1998        1997        1996
                                                 -----------  ----------  ----------

                Research and development costs   $11,605,103  $8,195,367  $6,429,083
                Less funding                         351,613     852,177   1,385,894
                                                 -----------  ----------  ----------
                  Net research and development
                   expenses                      $11,253,490  $7,343,190  $5,043,189
                                                 ===========  ==========  ==========

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

        (l)     EARNINGS (LOSS) PER SHARE

                In June 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128"). All Previously reported earnings per share have been restated to reflect the provisions of SFAS 128.

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

                The significant estimates included in the consolidated financial statements relate to the determination of the carrying value of goodwill and reserves for excess inventories. Management determined the 1996 impairment of goodwill based upon the expected future cash flows of ETO and the terminal value of ETO at the end of the remaining useful life of the goodwill. Management estimated expected future cash flows of ETO through the use of sales projections and estimated operating and capital expenditures over the remaining useful

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



                life of the goodwill. Management establishes its reserves for excess inventories based upon expected future usage and sales of inventories in the normal course of business as adjusted for anticipated changes in market demand. Certain of the Company's inventories are product specific and may not be readily salable in the open market. The possible loss of sales to certain customers could result in the need for further adjustment to the carrying value of the Company's inventories.

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

                The carrying amounts of long-term investments approximate fair value based on quoted market prices.

                The carrying amounts of notes receivable and long-term debt approximate fair value as the rates of interest on these instruments approximate current market rates of interest for similar instruments with comparable maturities.

        (o)     ACCOUNTING FOR STOCK-BASED COMPENSATION

                In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") which established a fair-value based method of accounting for stock-based compensation plans. Prior to its adoption of Statement 123, the Company accounted for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, which required the use of an intrinsic-value method of accounting for stock options. Statement 123 allows the continued use of the intrinsic-value method of accounting prescribed by APB Opinion No. 25 as long as pro forma disclosures of net earnings (loss) and net earnings
                (loss) per share, as if the fair-value method of accounting for stock options were applied, are presented.

                The Company has adopted Statement 123 and has elected to continue to account for stock options using the methodology prescribed by APB Opinion No. 25. Accordingly, pro forma disclosures of net earnings (loss) and net earnings (loss) per share as if the fair-value method of accounting for stock options were applied are presented in note 6.

        (p)     FOREIGN CURRENCY TRANSLATION

                All assets and liabilities of the Company's foreign operations are translated into U.S. dollars using year-end exchange rates. All revenue and expense items are translated using weighted-average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



(2)     TRADE AND NOTES RECEIVABLE

        Trade and notes receivable consist of the following:

                                                           JUNE 27,        JUNE 28,
                                                             1998            1997
                                                         ------------     -----------
        Trade receivables                                $13,044,466      $11,857,598
        Notes receivable, current portion (see note 3)        67,354          384,663
        Allowance for doubtful accounts                     (377,439)        (326,342)
                                                          ----------      -----------
                                                         $12,734,381      $11,915,919
                                                          ==========      ===========


(3)     NOTES RECEIVABLE

        Notes receivable consist of the following:

                                                           JUNE 27,        JUNE 28,
                                                             1998            1997
                                                         ------------     -----------
        Note receivable from stockholder with interest
         at 8% per annum, payable in principal
         installments of $59,651 due through June,
         1999 with the remaining balance of $228,684
         due in August, 1999. The note is secured by
         certificates of deposit.                        $   288,335      $   565,022

        Notereceivable with interest at 8% per annum,
         payable in monthly installments of $2,327,
         including interest, with any remaining
         balance due on December 2, 2002. The note is
         secured by real estate.                             147,791          160,181

        Unsecured note receivable paid in 1998                    --           42,540

        Unsecured note receivable with interest at 10%       100,000               --
                                                          ----------      -----------
                                                             536,126          767,743
         Less current maturities                              67,354          384,663
                                                          ----------      -----------

             Long-term notes receivable                   $  468,772      $   383,080
                                                          ==========      ===========

        Current maturities of notes receivable have been included in trade receivables.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



(4)     INVENTORIES

        Inventories consist of the following:

                                                  JUNE 27,         JUNE 28,
                                                    1998             1997
                                                ------------     ------------

        Raw materials                            $ 8,990,201      $ 6,566,718
        Work in process                            3,210,131        2,534,245
        Finished goods                             1,536,880          912,459
                                                 -----------      -----------

                                                 $13,737,212      $10,013,422
                                                 ===========      ===========


(5)     LEASES

        The Company leases office, research and manufacturing facilities under operating leases which expire through June, 2001. Future minimum lease payments under operating leases are as follows:

        Year ending June 30:
            1999                                 $1,131,933
            2000                                    982,285
            2001                                    285,253
                                                 ----------
                                                 $2,399,471
                                                 ==========

        Rent expense totaled $916,155, $761,710 and $548,259 for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively.

(6)     STOCKHOLDERS' EQUITY

        Capital stock consists of the following at June 27, 1998 and June 28, 1997:

                                                             NUMBER OF SHARES
                                                          ISSUED AND OUTSTANDING
                                                         -----------------------
                                                          JUNE 27,     JUNE 28,
                                            AUTHORIZED      1998         1997
                                           -----------   ----------   ----------

        Preferred stock:
          Preferred stock, $.01 par value  $ 1,000,000   $       --   $       --
                                           -----------   ----------   ----------
                 Total preferred stock       1,000,000           --           --
                                           -----------   ----------   ----------

        Common stock:
          Common stock, $.01 par value      30,000,000    8,606,463    6,778,509
                                           -----------   ----------   ----------
                 Total common stock         30,000,000    8,606,463    6,778,509
                                           -----------   ----------   ----------

                 Total capital stock       $31,000,000   $8,606,463   $6,778,509
                                           ===========   ==========   ==========

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997


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

        On November 26, 1997, the Company announced a 3 for 2 stock split of its common stock, which was distributed to stockholders in the form of a stock dividend on December 12, 1997. All prior-year stock amounts have been adjusted to reflect the stock split.

        On February 19, 1998, the Company declared a dividend of one preferred share purchase right (a "right") for each outstanding share of common stock outstanding on March 2, 1998 (the "record date") to stockholders of record on that date. Each right entitles the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share ("junior preferred shares"), of the Company at $70 per one one-thousandth of a junior preferred share, subject to adjustment in the event of a stock split of the common shares or a stock dividend on the common shares payable in common shares or subdivisions, consolidations or combinations of the common shares occurring prior to the distribution date, defined below.

        Until the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired a beneficial ownership of 15% or more of the outstanding common shares or
        (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding common shares (the earlier of such dates being the "distribution date"), the rights will be evidenced, with respect to any of the common share certificates outstanding as of the record date.

        Until the distribution date, the rights will be transferred with and only with the common shares. Until the distribution date (or earlier redemption or expiration of the rights), new common share certificates issued after the record date will contain a notation incorporating the rights agreement by reference.

        Preferred shares purchased upon exercise of the rights are not redeemable and are entitled to quarterly dividend payments of 1000 times dividends declared on common shares, 1000 votes, voting together with common shares, and 1000 times the aggregate payment made to common shareholders in the event of liquidation.

        The rights are not exercisable until the distribution date and expire on December 31, 2007, unless extended or redeemed by the Company.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



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

        In November 1993, the Company completed an initial public offering
        (IPO), whereby the Company issued 2,550,075 shares of common stock at $7.17 per share and 1,955,000 redeemable warrants at $.10 per warrant. Two redeemable warrants entitled the holder to purchase 1.5 shares of common stock at $10.03 through November 9, 1998, subject to adjustment in accordance with anti-dilution provisions. The redeemable warrants were subject to redemption at $.10 per warrant on 30 days' prior notice, provided that the average closing price of the Company's common stock equaled or exceeded $12.90 for 20 consecutive trading days through November 9, 1998.

        The Company also issued to the underwriter of the IPO, for nominal consideration, warrants to purchase 255,000 shares of common stock and 170,000 redeemable warrants (the "Representative's warrants"). The Representative's warrants were initially exercisable at $10.39 per share of common stock and $.15 per redeemable warrant for a period of four years commencing November 10, 1994.

        On September 3, 1997, the Company announced that it had met the requirements for the redemption of its redeemable warrants issued in connection with the Company's IPO and called the warrants for redemption. 2,082,451 redeemable warrants and 133,088 underwriter warrants were converted into 1,691,416 shares of common stock. The net proceeds were $15,234,000. The proceeds were used to repay all bank debt, to complete the acquisition of ASTeX Sorbios GmbH and increase the Company's working capital.

        In connection with the issuance of preferred stock in 1992, the Company issued warrants to purchase 290,045 shares of common stock. During fiscal 1996, 238,856 warrants were exercised at $6.40 per share. The remaining warrants expired in November 1996.

        The Company adopted the 1993 Stock Option Plan in fiscal 1994 and in fiscal 1995, adopted the 1994 Formula Stock Option Plan to award non-employee directors of the Company stock options. The Plans are administered by the Company's board of directors which has the authority to determine the recipients, number of shares, and the related terms and provisions of the options which may be granted.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



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

                                                      YEARS ENDED
                                           -----------------------------------
                                            JUNE 27,    JUNE 28,     JUNE 29,
                                              1998        1997         1996
                                           ----------   --------   -----------

        Net earnings (loss) as reported    $4,020,604   $937,759   $(7,296,775)
                                           ==========   ========   ===========
        Pro forma net earnings (loss)      $2,118,435   $225,740   $(7,841,368)
                                           ==========   ========   ===========

        Basic net earnings (loss)
         per share as reported             $     0.50   $   0.14   $     (1.16)
                                           ==========   ========   ===========
        Pro forma basic net earnings
         (loss) per share                  $     0.26   $   0.03   $     (1.24)
                                           ==========   ========   ===========

        Diluted net earnings (loss)
         per share as reported             $     0.47   $   0.14   $     (1.16)
                                           ==========   ========   ===========
        Pro forma diluted net earnings
         (loss) per share                  $     0.22   $   0.03   $     (1.24)
                                           ==========   ========   ===========

        The effect of applying Statement 123 as shown in the above pro forma disclosures is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to fiscal 1996.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in fiscal 1998, 1997 and 1996: no dividend yield for all years; expected volatility of 75% for all years; risk-free interest rates of 5.8% for 1998 grants and 6% for 1997 and 1996 grants; and expected lives of 4 years for 1998 grants and 4 to 8 years for 1997 and 1996 grants.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



        The following is a summary of stock option activity. All share and exercise price amounts have been adjusted to reflect the 3 for 2 split of common stock.

                                                EMPLOYEE STOCK OPTIONS
                                       -----------------------------------------
                                         OPTION                      WEIGHTED
                                         SHARES       OPTIONS         AVERAGE
                                       AVAILABLE    OUTSTANDING   EXERCISE PRICE
                                       ----------   -----------   --------------

        Balance at July 1, 1995          480,773      292,545         $ 4.21
            Options added                742,500           --             --
            Options granted             (546,075)     546,075           8.51
            Options exercised                 --     (111,525)          4.23
            Options expired               11,025      (11,025)          5.65
                                       ---------    ---------

        Balance at June 29, 1996         688,223      716,070           7.39
            Options granted             (349,088)     349,088           6.46
            Options exercised                 --      (52,964)          5.47
            Options expired               48,769      (48,769)          7.13
                                       ---------    ---------

        Balance at June 28, 1997         387,904      963,425           7.17
            Options added              1,132,500           --             --
            Options granted             (465,579)     465,579          11.61
            Options exercised                 --     (136,538)          6.08
            Options expired              101,800     (101,800)          9.61
                                       ---------    ---------

        Balance at June 27, 1998       1,156,625    1,190,666           8.84
                                       =========    =========

        The weighted-average fair value of options granted during fiscal 1998, 1997 and 1996 was $6.98, $3.83 and $5.50, respectively. As of June 27, 1998, 538,158 of the outstanding options were exercisable.

        The following is a summary of information relating to stock options outstanding at June 27, 1998:

                                     OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                         -----------------------------------------  ----------------------
                           NUMBER                        WEIGHTED-    NUMBER     WEIGHTED-
                         OUTSTANDING      WEIGHTED-       AVERAGE   EXERCISABLE   AVERAGE
           RANGE OF      AT JUNE 27,  AVERAGE REMAINING  EXERCISE   AT JUNE 27,  EXERCISE
        EXERCISE PRICES     1998      CONTRACTUAL LIFE     PRICE       1998        PRICE
        ---------------  -----------  -----------------  ---------  -----------  ---------
          $ 3.83- 5.33       91,690      2.4 years         $ 4.63      77,140      $ 4.64
            6.00- 9.00      593,600      2.7                 7.35     289,483        7.49
           10.00-13.92      499,776      4.6                11.29     170,335       11.10
           16.25-16.50        5,600      4.3                16.34       1,200       16.34
                          ---------                                   -------      ------

                          1,190,666      3.5                 8.84     538,158        8.24
                          =========                                   =======

`1              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



        Notes receivable for common stock purchases are due through October 2000 or upon termination of employment with the Company, if earlier. Interest accrues at 6.28% per annum.

(7)     INCOME TAXES

        Income tax expense (benefit) consists of the following:

                                                      YEARS ENDED
                                           -----------------------------------
                                            JUNE 27,     JUNE 28,    JUNE 29,
                                              1998         1997        1996
                                           ----------   ----------  ----------

        Current:
            Federal                        $2,141,000   $ 775,000   $1,500,000
            State                             288,000     214,000      184,000
                                           ----------   ---------   ----------
                   Total current            2,429,000     989,000    1,684,000
                                           ----------   ---------   ----------

        Deferred:
            Federal                          (267,000)   (294,000)    (123,000)
            State                             304,000    (145,000)     (20,000)
                                           ----------   ---------   ----------
                   Total deferred              37,000    (439,000)    (143,000)
                                           ----------   ---------   ----------

                                           $2,466,000   $ 550,000   $1,541,000
                                           ==========   =========   ==========

        The actual tax expense differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:

                                                               YEARS ENDED
                                                   ------------------------------------
                                                    JUNE 27,    JUNE 28,     JUNE 29,
                                                      1998        1997         1996
                                                   ----------   --------   ------------

        Computed "expected" tax expense
         (benefit)                                 $2,205,446   $505,838   $(1,956,964)
        Increase (reduction) in income
         taxes resulting from:
          State taxes, net of federal benefit         390,720     45,540       108,783
          Goodwill amortization and write-off          46,569         --     2,396,649
          Acquisition related expenses                     --         --       981,800
          Research and experimentation tax credit     (87,248)   (44,000)     (133,000)
          Valuation reserve movement                 (171,000)        --            --
          Other                                        81,513     42,622       143,732
                                                   ----------   --------   -----------

                                                   $2,466,000   $550,000   $ 1,541,000
                                                   ==========   ========   ===========

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



        Total income tax expense was allocated as follows:

                                                        YEARS ENDED
                                            -----------------------------------
                                             JUNE 27,     JUNE 28,    JUNE 29,
                                               1998         1997        1996
                                            ----------   ----------  ----------

        Income from operations              $2,466,000    $550,000   $1,541,000

        Stockholders' equity, for
          compensation expense for tax
          purposes in excess of amounts
          recognized for financial
          statement purposes.                 (276,300)    (62,242)    (284,101)
                                            ----------    --------   ----------

                                            $2,189,700    $487,758   $1,256,899
                                            ==========    ========   ==========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                          JUNE 27,     JUNE 28,
                                                            1998         1997
                                                        -----------  -----------

        Deferred tax assets:
          Net operating loss carryforwards              $2,163,978   $  881,558
          Accrued liabilities                              283,178      271,797
          Inventory reserves                               613,176      547,934
          Accounts receivable, principally due to
            allowance for doubtful accounts                118,138      128,249
                                                        ----------   ----------
                      Total deferred tax assets          3,178,470    1,829,538

              Less: valuation allowance                    (99,000)    (270,000)
                                                        ----------   ----------

                      Deferred tax assets                3,079,470    1,559,538

        Deferred tax liabilities:

          Property and equipment, principally due
            to differences in depreciation methods         623,428      742,304
                                                        ----------   ----------

                      Net deferred tax assets           $2,456,042   $  817,234
                                                        ==========   ==========

        The net change in the total valuation allowance for the year ended June 27, 1998 was $171,000. There was no change in the valuation allowance for the year ended June 28, 1997. The valuation allowance is principally attributable to state operating loss carryforwards.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



        At June 27, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $800,000 which are available to offset future taxable income through 2010. The Company also has foreign operating loss carryforwards of approximately $2,200,000 related to its foreign subsidiary which are available indefinitely to offset future taxable income of the subsidiary.

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

(8)     EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is based upon the weighted average common shares outstanding during each year. Diluted earnings (loss) per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute diluted earnings
        (loss) per share consisted of the following:

                                                         YEARS ENDED
                                               -------------------------------
                                                 1998        1997       1996
                                               ---------  ---------  ---------

        Weighted average common shares
          outstanding during the year          8,052,926  6,686,253  6,307,146

        Weighted average common equivalent
          shares due to stock options
          and warrants                           476,021     91,187         --
                                               ---------  ---------  ---------

                                               8,528,947  6,777,440  6,307,146
                                               =========  =========  =========


(9)     SALES AND REVENUE

        Total revenue consists of product sales, research contract revenue and other revenue. Other revenue includes revenues from service and repair activities and consulting. Sales and revenue to government agencies for the years ended June 27, 1998, June 28, 1997 and June 29, 1996 were $1,757,496, $876,636 and $662,471, respectively. At June 27, 1998 and
        June 28, 1997, accounts receivable from these customers totaled $550,596 and $581,027, respectively.

        One commercial customer accounted for 40%, 38% and 45% of total revenue for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively. At June 27, 1998 and June 28, 1997, accounts receivable from this customer totaled $3,307,984 and $3,919,586, respectively. In 1997, a second customer accounted for approximately 10% of total revenue.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



        Sales to customers in foreign countries for the years ended June 27, 1998, June 28, 1997 and June 29, 1996 were $18,923,069, $10,082,704 and
        $7,328,015, respectively. At June 27, 1998 and June 28, 1997, accounts receivable from these customers totaled $8,297,593 and $1,764,059, respectively.

(10)    COMMITMENTS

        The Company may borrow up to $8,000,000 from a bank under an unsecured demand line of credit with interest at the bank's prime rate (8.5% at June 27, 1998). Borrowings under the line are limited to 100% of the Company's cash balance plus 80% of domestic accounts receivable under 90 days outstanding. The Company may fix a portion or all of the outstanding balances under the line for periods up to the remaining term of the line. The line may be used for standby letters of credit.

        There are fees of 1.5% for any standby letters of credit and 0.25% on the unused portion of the line. There were no outstanding borrowings at June 27, 1998 and June 28, 1997. The line of credit expires in May 2000. No security pledges of assets can be granted nor dividends paid without the approval of the bank that issued the unsecured line of credit.

(11)    LONG-TERM DEBT

        The Company repaid all of its long-term debt during the second quarter of Fiscal 1998. An unsecured note payable, with interest at 7.19%, payable in monthly principal installments was subject to a prepayment penalty equal to the lender's lost net interest income resulting from any prepayment. This prepayment penalty was waived by the lender.

(12)    ACQUISITIONS

        On October 1, 1997, the Company completed the acquisition of Sorbios GmbH, renamed ASTeX Sorbios GmbH, a manufacturer of ozone generators and air ionizers for semiconductor production.

        The Company acquired all of the stock of Sorbios GmbH for a total purchase price of $3,682,639. The purchase price was paid in cash, from the Company's cash balances. Costs associated with the acquired in-process research and development expenses were charged to expense.

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

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



        The Company acquired the net assets, exclusive of certain liabilities of Converter Power, Inc. for a total purchase price of $7,378,958. The purchase price included $6,482,933 in cash, of which $4,415,137 was provided from the Company's current cash balances while $2,067,796 was provided from increased bank borrowings, and 60,482 shares of ASTeX common stock valued at $896,025 were issued to the prior owners of CPI. Costs associated with the acquired in-process research and development were charged to expense.

        The value of the ASTeX shares issued in connection with the acquisition of CPI was guaranteed by ASTeX to be at least $896,025 on May 8, 1998, subject to certain adjustments as provided for in the purchase and sales agreement. This minimum valuation requirement was satisfied. Accordingly, no further payment to the former CPI shareholders was required.

        On January 2, 1996 the Company completed its acquisition of Ehrhorn Technological Operations, Inc., a manufacturer of radio frequency (RF) generators used in semiconductor, medical imaging, medical sterilization and amateur radio communications applications. At the acquisition date, Ehrhorn Technological Operations, Inc.'s name was changed to ETO, Inc.

        The Company acquired all of the stock of ETO for a total purchase price of $16,749,358. The purchase price included $12,600,000 in cash, of which $4,600,000 was provided from the Company's current cash balances while the remaining $8,000,000 was provided from two unsecured notes from a bank, and 492,993 shares of common stock valued at $4,149,358 were issued to the former shareholders of ETO. Costs associated with acquired in-process research and development were charged to expense.

        On November 21, 1995, the Company completed its acquisition of Newton Engineering Service, Inc. ("NES") and acquired all of the outstanding shares of NES. In connection with the acquisition the Company issued 17,058 shares of common stock valued at $188,703 to the former shareholder of NES.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



        All acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired and the liabilities assumed based on their fair values at the acquisition dates. The consideration paid and the fair value of the assets acquired and the liabilities assumed at the acquisition dates are summarized as follows:

                                                       YEARS ENDED
                                         --------------------------------------
                                           JUNE 27,     JUNE 28,      JUNE 29,
                                             1998         1997          1996
                                         -----------   ----------   -----------
        Consideration paid:
          Cash                           $ 3,682,639   $6,482,933   $12,600,000
          Common stock (60,482 shares
           in 1997 and 510,051 shares
           in 1996)                               --      896,025     4,338,061
                                         -----------   ----------   -----------

             Total consideration paid    $ 3,682,639   $7,378,958   $16,938,061
                                         ===========   ==========   ===========

        Allocation of purchase price:
          Accounts receivable            $ 1,180,473   $1,254,662   $ 3,171,403
          Inventories                        969,519    2,051,237     3,437,633
          Property and equipment and
           other assets                    2,550,583      768,589     5,536,793
          Liabilities assumed             (3,407,838)    (957,464)   (4,459,280)
          Acquisition related expenses,
           net of tax benefits where
           applicable                        212,423      945,000     2,203,000
          Goodwill and other intangible
           assets                          2,177,479    3,316,934     7,048,512
                                         -----------   ----------   -----------

             Total purchase price        $ 3,682,639   $7,378,958   $16,938,061
                                         ===========   ==========   ===========

        The following unaudited pro forma results of operations give effect to the acquisitions as if the Sorbios acquisition had occurred at the beginning of fiscal 1997 and the CPI, ETO and NES acquisitions had occurred at the beginning of fiscal 1996. Such pro forma information reflects certain adjustments including amortization of goodwill, interest expense, interest income, income tax effect and an increase in the number of weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place as described and is not necessarily indicative of results that may be obtained in the future.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



                                                               YEARS ENDED
                                                  --------------------------------------
                                                   JUNE 27,      JUNE 28,      JUNE 29,
                                                     1998          1997          1996
                                                 -----------   -----------   -----------
                                                               (UNAUDITED)

        Pro forma total revenue                  $84,414,488   $59,457,723   $60,577,113
                                                 ===========   ===========   ===========

        Pro forma net earnings                   $ 4,877,294   $ 1,142,994   $ 3,084,909
                                                 ===========   ===========   ===========

        Pro forma net basic earnings per share   $      0.61   $      0.17   $      0.47
                                                 ===========   ===========   ===========

        Pro forma net diluted earnings per share $      0.57   $      0.17   $      0.45
                                                 ===========   ===========   ===========

        Pro forma weighted average common
          shares outstanding used to calculate
          pro forma basic earnings per share       8,052,926     6,738,411     6,620,778
                                                 ===========   ===========   ===========

        Pro forma weighted average common
          shares outstanding used to calculate
          pro forma diluted earnings per share     8,528,947     6,827,199     6,830,469
                                                 ===========   ===========   ===========


(13)    TRANSACTION WITH STOCKHOLDER

        In 1997, the Company sold the net assets of ETO's Alpha product line with a cost of $565,022, to Alpha/Power, Inc. ("API") in exchange for a note receivable in an equal amount that is to be repaid in installments in 1998 and 1999. A majority of API is owned by a former owner of ETO who is currently an ASTeX stockholder. In connection with this sale, API agreed to assume and indemnify ETO against all obligations to provide warranty for Alpha products sold prior to the sale. There was no gain or loss associated with the sale.

(14)    NONCASH FINANCING AND INVESTING ACTIVITIES

        During the years ended June 28, 1997 and June 29, 1996, the Company issued 60,482 and 510,051 shares of common stock valued at $896,025 and $4,338,061, respectively, in connection with acquisitions.

        During the year ended June 29, 1996, the Company issued 27,000 shares of common stock in exchange for notes receivable from employees totaling $236,750.

        In connection with the exercise of stock options, a tax benefit of $276,300, $62,242 and $284,101 was recorded as additional paid-in capital for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



(15)    GOODWILL WRITE-OFF

        In connection with its acquisition of ETO, the Company recorded goodwill of $7,048,512 which represented the excess of the purchase price over the fair value of ETO's net assets acquired and in process research and development. The goodwill was to be amortized over 15 years. Between the acquisition date and June 27, 1996 there was a precipitous decline in sales to one of ETO's major customers. In management's judgment, this decline in revenues was a permanent impairment of ETO's prospects. Based on this significant change, management made a reassessment of its remaining goodwill and recorded an impairment of goodwill in the amount of $6,813,562, which represented the goodwill balance at the reassessment date.

        In determining the impairment, management estimated ETO's cash flows over 14-1/2 years which represented the remaining business life cycle of ETO's existing technology. The cash flow analysis included an estimate of ETO's terminal value at the end of this period. The operating cash flow projections were based on ETO's estimated after-tax operating results less estimated capital expenditures. The undiscounted cash flows were assumed to be realized in installments over the 14-1/2 years. Because the undiscounted cash flow was less than the Company's carrying value of ETO, a charge for impairment of goodwill was recorded to the extent unamortized book value exceeded the related discounted cash flow. The cash flow was discounted using a weighted average borrowing cost of 7.7%, which was comparable to rates available to the Company as of the reassessment date.

(16)    RETIREMENT PLANS

        Prior to January 1, 1997, the Company sponsored two defined contribution 401(k) retirement plans covering substantially all employees of the Company. The Company contributed 20% of employee voluntary contributions up to 5% of eligible wages for the plan covering employees of ASTeX, ASTeX/Gerling Laboratories, and Newton Engineering Service, Inc. The Company contributed 50% of employee voluntary contributions up to 6% of eligible wages for the plan covering employees of ETO. Beginning January 1, 1997, the Company merged the plans and under the new plan contributes 50% of employee voluntary contributions up to 6% of eligible wages. Total expense under the plans amounted to $324,128, $110,214 and $72,547 for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively.

(17)    SUBSEQUENT EVENTS (UNAUDITED)

        In July 1998, the Company signed a letter of intent to acquire certain assets and assume certain liabilities of a U.S. technology company for approximately $1,800,000 to be paid in a combination of cash and/or ASTeX stock. The transaction is expected to be completed late in 1998.

        During the first quarter of fiscal 1999, the Company commenced the consolidation of certain operating facilities which included significant employee terminations. The restructuring of the Company's operations is expected to allow the Company to more quickly respond to market changes through the elimination of fixed facility costs and the ability to better utilize its work force. The Company anticipates that costs incurred in the restructuring could amount to $1,600,000 which will be expensed during fiscal 1999.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



(18)    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                              --------------------------------------------------
                                                                        DILUTED
                                                                           NET
                                                  EARNINGS     NET      EARNINGS
                               TOTAL    GROSS   (LOSS) FROM  EARNINGS    (LOSS)
                              REVENUE   PROFIT   OPERATIONS   (LOSS)   PER SHARE
                              -------  -------  -----------  --------  ---------

        1998
        ----
        First Quarter         $17,421  $ 6,474     $1,677     $1,155     $ 0.14
        Second Quarter         22,440    8,230      2,099      1,275       0.15
        Third Quarter          23,461    8,207      2,252      1,577       0.18
        Fourth Quarter         20,114    5,539       (119)        14         --
                              -------  -------     ------     ------     ------

        Year ended June 27    $83,436  $28,450     $5,909     $4,021     $ 0.47
                              =======  =======     ======     ======     ======

        1997
        ----
        First Quarter         $ 9,860    3,813        536        312       0.05
        Second Quarter          9,293    3,395        461        280       0.04
        Third Quarter          11,013    3,886        658        390       0.06
        Fourth Quarter         17,801    6,316          3        (44)     (0.01)
                              -------  -------     ------     ------     ------

        Year ended June 28    $47,967  $17,410     $1,658     $  938     $ 0.14
                              =======  =======     ======     ======     ======


(19)    NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards (SFAS) Statement No. 130, Reporting Comprehensive Income, will become effective during fiscal year 1999. Under the provisions of this Statement, the Company will be required to report all components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. In addition to the net earnings or loss presently displayed in the consolidated statement of operations, the consolidated statement of comprehensive income will display items considered to be other comprehensive income. Such other comprehensive income will include foreign currency translation adjustments, which are presently displayed in the consolidated statement of stockholders' equity. The Company will also be required to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the consolidated balance sheet. The effect of this standard is not expected to be material.

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

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 27, 1998 and June 28, 1997



        SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, will become effective during fiscal year 2000. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

        The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

        Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. These methods must be consistent with the entity's approach to managing risk.

        Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, will become effective in fiscal year 2000. SOP 98-1 requires that certain internal and external costs be expensed or capitalized when incurred to develop or obtain software for internal use. Generally, costs incurred during the preliminary project and post-implementation/operation stages, as well as conversion and general and administrative costs are to be expensed as incurred. Certain costs incurred during the application and development stage are to be capitalized.

        The Company is evaluating the impact of Statement Nos. 130, 131, 133 and SOP 98-1.