Form 10-K/A
period 1998-06-27
APPLIED SCIENCE & TECHNOLOGY INC
filed 1998-10-19
CIK 912842

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

                            FORM 10-K ON FORM 10-K/A

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

                                     PART 1

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

The Company provides patented and proprietary components and subsystems, as well as engineering and scientific expertise, to semiconductor capital equipment manufacturers ("SCEMs") for semiconductor production, as well as to advanced medical capital equipment manufacturers ("MCEMs"). The SCEM equipment performs essential process steps and includes plasma sources and subsystems and specialty power sources and subsystems for photoresist stripping, passivation, etching, thin film deposition, and surface cleaning; and ozone generators and subsystems for low-temperature deposition of insulating layers in integrated circuits. ASTeX's major customers include Applied Materials, Inc. ("Applied Materials"), GaSonics International, Inc. ("GaSonics"), Lam Research Corporation ("Lam Research"), and Watkins-Johnson Company ("Watkins-Johnson"). Their customers (IBM, Intel, Motorola, et al.) use ASTeX equipment to manufacture the latest generation of advanced memory devices and microprocessors such as Pentium and PowerPC chips.

ASTeX markets the same underlying core technology for medical, electro-optic, and synthetic diamond applications. Products include specialty power sources covering the power delivery spectrum including DC, RF, and microwave generators. Medical applications include magnetic resonance imaging ("MRI"), medical equipment sterilization, and medical lasers for dermatology. The Company also provides specialty DC power supplies for digital projection applications in the electro-optics market, and for laser marking.

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

MARKETS

The Company's primary market consists of subsystems for semiconductor processing, sold to SCEMs. The Company markets its specialty power supplies to MCEMs for diagnostic imaging, medical equipment sterilization, and dermatology, and to other OEMs for industrial lasers and electro-optic applications. The Company markets its plasma equipment outside the semiconductor industry to end users for producing CVD diamond and for other industrial applications.

SUBSYSTEMS FOR SEMICONDUCTOR PROCESSING

The Company's power supply, plasma, and ozone production technologies are used in semiconductor manufacturing equipment. According to DataQuest, Inc. ("DataQuest"), a market research and consulting firm, the world market for silicon wafer processing equipment is expected to increase from $22 billion in 1996 to $38 billion in the year 2000. However, DataQuest predicts a decline of at least 15% in 1998, to $18 billion. The component and subsystem segments of this market, which are available to ASTeX, are estimated by management to be approximately $500 million per year and projected to grow to more than $1 billion over the next five years. Management believes that the total available market for ASTeX in this industry can be expanded significantly through the development or acquisition of complementary product lines.

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

Management believes these increases in plasma-related segments represent a significant opportunity for the Company. Much of this increase is due to more complex semiconductor products that are required for use in lap-top and other personal computers, portable communications, and application-specific consumer electronics. The extension of the market for these devices beyond the traditional personal computer market is also considered by many to imply longer-term stability and less volatility in the growth of the market, as the products in which the devices are used become more diverse and targeted at a larger segment of the population.

Technology shifts within the industry also provide significant new opportunities for the Company. In particular, the transition to finer line widths (e.g., 0.25 micron and below) provide opportunity for customers to adopt the Company's products which enable these transitions to take place.

Another factor affecting the Company's growth has been the structural changes in the SCEM market. As this industry grows and matures, many of the large SCEMs are working more directly with companies such as ASTeX in order to implement the concept of lean manufacturing. Under this concept, suppliers provide a more fully integrated, complete subsystem solution rather than supplying individual components. This approach offers advantages of reduced cycle times, reduced fixed costs, and a reduced number of suppliers with the overall result of improved efficiency for the SCEM. ASTeX has been able to take advantage of this transition by working with its customers to develop and deliver integrated solutions and through this process to establish its strategic position as a leading supplier of advanced technologies to the semiconductor capital equipment industry.

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

During Fiscal 1997, the Company completed the development of its Chemical Plasma Source ("CPS") that is an integrated solution for photoresist strip applications. The product has been accepted under a volume supply agreement for integration into a new generation of etch equipment. Shipments increased in Fiscal 1998 and are expected to increase further in Fiscal 1999, as the new equipment is accepted in the marketplace.

During Fiscal 1997, the Company also completed development and introduction of three-channel and four-channel combined RF/microwave power and control systems for oxide etch and insulator deposition. These products were accepted under a volume supply agreement and production was ramped during the year. Revenues from these products increased significantly in Fiscal 1998, as the new tool was accepted in the marketplace, and are expected to increase further during Fiscal 1999 as major semiconductor manufacturers have selected this tool to be the standard deposition system for their leading-edge devices.

The Company's diamond deposition products serve both the university and industrial R&D markets as well as industrial manufacturing. Prices on the products range from under $100,000 for basic research systems to over $500,000 for highly automated production systems.

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

The Company completed the development of high performance RF linear amplifiers for advanced MRI applications during Fiscal 1998. In addition, new RF generator technology has been developed for use in medical equipment sterilization systems. The Company has developed several new DC switching power supplies for medical applications to offer improved price/performance. These went into production during Fiscal 1998 and will be widely offered to customers and installed during Fiscal 1999.

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

The Company has continued development of multiple models of a turnkey ozone delivery system which incorporates the Company's plasma, power supply, and systems engineering expertise. These products are based on the ASTeX modular platform which is then customized to meet a particular customer's requirements. These systems are now in volume production for the Company's SCEM customers.

The Company has just completed the development and release of a new ozone generator product, the AX8400 Series. The product is an extension of the patented, high performance, reliable ASTeX AX8000 ozone generator technology, offering low-dopant ozone generation and lower cost of ownership. The Company plans to offer the product to existing customers as well as pursue a new product application, wet bench cleaning, where ozonated fluids [de-ionized ("DI") water, sulfuric acid and HCl] offer lower cost and/or more environmentally acceptable solutions for a wide range of cleaning applications.

During Fiscal 1998, the Company initiated the development of a new line of ozone delivery systems for wet chemistry applications, mainly for injection of ozone into DI water systems of wet benches. The Company completed the development of prototypes which have been installed during the last quarter of Fiscal 1998. This technology will be further developed and widely offered in the marketplace for use by OEMs as well as end users.

The Company continues to improve the capability and performance of its high power production diamond deposition system, the AX6600. This system is now being productized in anticipation of initial orders for this product from key CVD diamond customers in Fiscal 1999.

RESEARCH AND DEVELOPMENT

The Company's research and development strategy is focused on deep involvement in understanding the unique technical problems faced by those in the industries the Company serves and, in particular, its current customer base and end users of its products.

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

Supporting the Company's research and development group are nine Ph.D.s as well as 22 engineers and scientists holding masters degrees. A number of other electrical, mechanical, and process engineers as well as external consultants and designers support the Company's research and development programs. Management believes that these individuals constitute one of the largest groups of engineers and scientists assembled in these fields in a commercial enterprise.

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

In the semiconductor market, the Company sells DC, RF, microwave, and fluorine generators and subsystems, microwave plasma sources and subsystems, and ozone generators and subsystems to Applied Materials, GaSonics, Lam Research, Novellus, Quester Technology, Ulvac, Varian, Watkins-Johnson, and a number of others. During Fiscal 1997, the Company received new supply agreements and additions to existing supply agreements from major semiconductor capital equipment manufacturers totaling $46,000,000. These multi-year supply agreements typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

The largest ever contract for the Company's DC power supplies for medical lasers was signed recently with an overseas customer. This contract anticipates volumes of as much as 6% of the Company's projected total revenue during Fiscal 1999.

The Company is the leading worldwide supplier of diamond deposition systems and components to companies producing CVD diamond and products incorporating CVD diamond, and to researchers exploring the use of CVD diamond. The Company estimates it has an installed base of reactors and systems for diamond production and development in excess of 200 units worldwide. Diamond and ECR customers in Fiscal 1998 include major U.S.-based industrial and research firms, European commercial and governmental R&D organizations, and many others worldwide. During Fiscal 1998, the Company continued its penetration of the Japanese market with sales of several of its diamond deposition sources and systems. Customers in Japan include major industrial companies as well as universities and research institutions.

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

MANUFACTURING AND SUPPLIES

The Company's products are manufactured in facilities at Beverly, Newton, and Woburn, Massachusetts; Colorado Springs, Colorado; and Modesto, California. Many of the components for the Company's products are manufactured by a number of suppliers, and final assembly, integration, testing, and quality assurance are then performed by Company personnel at the Company's facilities. The Company typically provides one-year warranties for its products. The Company obtains many components and ships many of its products under "just-in-time" arrangements. The Company relies on certain (fewer than five) foreign manufacturers for certain components but believes that these components could be obtained elsewhere if needed or that the Company's products could be redesigned to use alternative suppliers' products. However, no assurance can be given that other supply sources would be available without significant delay or increased cost.

During Fiscal 1999, the Company's Beverly, Massachusetts and Modesto, California facilities will be consolidated, primarily into the Woburn, Massachusetts facility and secondarily into the Colorado facility.

COMPETITION

The Company believes that it is the largest provider of microwave plasma sources and microwave power supplies in the world, facing competition from providers such as Muegge in Germany and Daihen in Japan. The Company also believes that it possesses a significant share of the SCEM ozone generator market. The Company competes in a number of markets with companies which provide competition in certain market niches. In the ozone generator market, the Company competes with companies such as Sumitomo Precision Products and Ebara. With the acquisition of Sorbios, a major competitor was eliminated. In addition, the Company also competes with others who supply various stand-alone components in the semiconductor equipment market (e.g., power supplies or plasma sources) such as Daihen in Japan. Many SCEM customers develop equipment similar to the equipment ASTeX provides through their proprietary in-house equipment development programs. No assurance can be given that these or other firms will not develop new or enhanced products which are more effective than those offered by the Company.

The Company believes its major competitors for RF generators and amplifiers to be ENI, a subsidiary of Astec (BSR) Plc; Advanced Energy Industries, Inc.; RF Power Products, Inc.; Comdel, Erbtec Engineering, and Analogic. The Company believes its major competitors for DC switching power supplies to be ALE Systems, Analog Modules, and Kaiser Systems for laser applications, and Buhl, Tectrol, and Walker Power for electro-optics.

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

The Company believes that it is the leading worldwide supplier of CVD diamond production systems and sources. Nonetheless, many companies and academic institutions have developed and are capable of developing competing products based on technologies similar to the Company's or on other technologies. A number of organizations, including Crystallume, DeBeers, Diamonex, Inc. (a division of Monsanto Corporation), and Norton Corporation are developing new diamond coating technologies, although none are currently involved in the sale of diamond production equipment. No assurance can be given that these or other companies will not sell CVD diamond equipment. Existing customers may also seek to develop proprietary equipment and processes, which could adversely impact the Company's business. There are additional competitors in the diamond market in Europe and Japan, several of which are seeking to sell their products in other countries. Many of these potential competitors are well established, and several have substantially greater financial resources than the Company and have established success in the development, sale, and service of competitive products. No assurance can be given that these or other firms will not develop new or enhanced products which are more effective than any that have been developed by the Company.

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

EMPLOYEES

As of June 27, 1998, the Company employed 416 persons on a full-time, permanent basis, and an additional 60 temporary employees. The Company employs 56 persons in administration, 28 in sales and marketing, 77 in research and development, and 255 in manufacturing. The Company believes that its relations with its employees are satisfactory.

ITEM 2.    FACILITIES

The Company occupies approximately 60,000 square feet of leased space in Woburn, Massachusetts for its principal executive offices, research and development center, and manufacturing activities. This lease, amended to terminate on June 30, 2000, contains further extension provisions allowing expansion up to 120,000 square feet in the Woburn area during the term of the lease. The current rent for this facility is $45,279 per month, subject to increase as space is added at the then current lease rate for the existing space and also subject to annual adjustment for certain increases in the Consumer Price Index. ASTeX CPI occupies approximately 31,000 square feet of leased space in Beverly, Massachusetts. The Company has a five year lease on this facility which expires in September, 2000, and which can be extended for an additional five years. The current rent for this facility is $18,324 per month. The Company owns the 25,000 square feet of office, lab and manufacturing space of its ETO subsidiary located in Colorado Springs, Colorado. The Company maintains office and manufacturing facilities in Newton, Massachusetts in approximately 3,500 square feet of leased space. This lease expires on June 30, 1999. The rent for this facility is $4,431 per month. The Company maintains office and manufacturing facilities in Modesto, California in approximately 11,500 square feet of leased space. This lease will be terminated effective November 9, 1998. The Company maintains a sales and service office in 6,400 square feet of leased space in Santa Clara, California. The rent for this space is $10,988 per month and the lease expires on December 1, 2000. The Company also leases approximately 9,700 square feet in Berlin, Germany for $7,386 per month through March 31, 2001.

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


                                                            Sale
                                                     ------------------
                                                       High       Low
                                                     -------    -------

1997

First Quarter                                        $ 8.417    $ 5.500
Second Quarter                                         8.500      4.500
Third Quarter                                          9.750      5.833
Fourth Quarter                                        11.333      6.083

1998

First Quarter                                        $15.583    $10.417
Second Quarter                                        18.333      9.750
Third Quarter                                         16.000     10.125
Fourth Quarter                                        17.250      7.625

1999

First Quarter (through September 22, 1998)           $ 8.125    $ 3.938

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            APPLIED SCIENCE AND TECHNOLOGY, INC.

Date: October 19, 1998                      By: /s/ Richard S. Post
                                                --------------------------------
                                                Richard S. Post
                                                President

                                            By: /s/ John M. Tarrh
                                                ------------------------
                                                John M. Tarrh
                                                Chief Financial Officer