Form 10-Q
period 1998-09-26
APPLIED SCIENCE & TECHNOLOGY INC
filed 1998-11-12
CIK 912842

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

     (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 26, 1998

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

  COMMON STOCK, $0.01 PAR VALUE                       8,584,823
  -----------------------------           ----------------------------------
             Class                        Outstanding as of November 4, 1998


================================================================================

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

           TITLE                                                                 PAGE
           -----                                                                 ----
PART I.         FINANCIAL INFORMATION

Item 1          Financial Statements

           Consolidated Statements of Operations for the Three Months Ended

           September 26, 1998 and September 27, 1997                               2

           Consolidated Balance Sheets as of

           September 26, 1998 and June 27, 1998                                    3

           Consolidated Statements of Cash Flows for the Three Months Ended

           September 26, 1998 and September 27, 1997                               4

           Notes to Consolidated Financial Statements                              5

Item 2          Management's Discussion and Analysis of
                Results of Operations and Financial Condition                      9


PART II.        OTHER INFORMATION

Items 1-6       None

SIGNATURES                                                                        15

Appendix                                                                          16

ITEM 1   FINANCIAL STATEMENTS

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS ENDED
                                                                   --------------------------------
                                                                   SEPTEMBER 26,       SEPTEMBER 27,
                                                                        1998               1997
                                                                   -------------       -------------
                                                                    (unaudited)         (unaudited)

       Product sales, net                                          $ 10,847,553        $ 16,165,284
       Research contract revenue                                        119,933             200,040
       Other revenue                                                  1,132,057           1,055,978
                                                                   ------------        ------------
             Total revenue                                           12,099,543          17,421,302

       Cost of sales and revenue:
          Product sales and other revenues                           10,843,883          10,879,415
          Research contracts                                             80,590              67,870
                                                                   ------------        ------------
              Total cost of sales and revenue                        10,924,473          10,947,285
                                                                   ------------        ------------

                  Gross profit                                        1,175,070           6,474,017
                                                                   ------------        ------------

       Operating expenses:
          Research and development expenses (note 5)                  2,324,276           2,561,006
          Selling expenses                                            1,201,361             835,059
          General and administrative expenses                         1,864,887           1,400,904
          Restructuring charge (note 7)                               1,497,292                   0
                                                                   ------------        ------------
              Total operating expenses                                6,887,816           4,796,969
                                                                   ------------        ------------

              Earnings (loss) from operations                        (5,712,746)          1,677,048
                                                                   ------------        ------------

       Other expense (income):
          Interest expense                                               12,005             160,711
          Interest income                                              (123,620)            (80,056)
          Other expense (income)                                          7,959            (236,557)
                                                                   ------------        ------------
              Total other income                                       (103,656)           (155,902)
                                                                   ------------        ------------

              Earnings (loss) before income taxes                    (5,609,090)          1,832,950

       Income tax expense (benefit)                                  (2,128,000)            678,000
                                                                   ------------        ------------

                  Net earnings (loss)                              $ (3,481,090)       $  1,154,950
                                                                   ============        ============

       Basic net earnings (loss) per share                         $      (0.41)       $       0.17
                                                                   ============        ============
       Diluted net earnings (loss) per share                       $      (0.41)       $       0.14
                                                                   ============        ============

       Weighted average common shares used to
              calculate basic earnings (loss) per share               8,584,563           6,827,600
                                                                   ============        ============

       Weighted average common shares used to
              calculate diluted earnings (loss) per share             8,584,563           7,970,669
                                                                   ============        ============


See accompanying Notes to Consolidated Financial Statements

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 26,         JUNE 27,
       Assets                                                          1998                1998
       ------                                                      ------------        ------------
                                                                    (unaudited)          (audited)
     Current assets:
       Cash and cash equivalents                                   $  4,573,321        $  7,686,805
       Accounts receivable, trade, net (note 3)                       9,595,296          12,734,381
       Inventories (note 4)                                          14,007,028          13,737,212
       Prepaid expenses and other assets                                515,224             548,709
       Deferred income taxes                                          1,356,044             548,709
                                                                   ------------        ------------
                           Total current assets                      30,046,913          36,063,151
                                                                   ------------        ------------

     Property, plant and equipment:
       Land                                                             473,000             473,000
       Building and improvements                                      1,643,072           1,643,072
       Equipment                                                     10,599,550          11,107,731
       Furniture and fixtures                                           968,737           1,032,497
       Leasehold improvements                                         1,559,329           2,228,246
                                                                   ------------        ------------
                                                                     15,243,688          16,484,546

       Less accumulated depreciation and amortization                (7,541,913)         (7,960,282)
                                                                   ------------        ------------
                           Net property, plant and equipment          7,701,775           8,524,264
                                                                   ------------        ------------

     Other assets:
       Patents, net                                                   1,059,759           1,095,090
       Goodwill, net of accumulated amortization                      3,931,015           4,042,031
       Notes receivable, less current maturities                        966,748             468,772
       Deferred income taxes                                          3,227,998           1,099,998
                                                                   ------------        ------------
                           Total other assets                         9,185,520           6,705,891
                                                                   ------------        ------------
                                                                   $ 46,934,208        $ 51,293,306
                                                                   ============        ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                                            $  2,463,367        $  3,011,798
       Accrued expenses                                               2,457,736           1,935,299
       Accrued compensation expense and related costs                 1,377,634           1,993,027
       Accrued income tax expense                                        72,445             293,444
       Commissions payable and customer advances                        293,153             259,154
                                                                   ------------        ------------
                           Total current liabilities                  6,664,335           7,492,652
                                                                   ------------        ------------

     Commitments (note 10)
     Stockholders' equity (note 6):
       Common stock (note 9)                                             85,848              86,065
       Additional paid-in capital                                    43,999,511          44,193,116
       Accumulated deficit                                           (3,728,186)           (247,095)
       Less:  Notes receivable for common stock purchases              (148,326)           (148,326)
       Other accumulative comprehensive income (loss)
       (note 7)                                                          61,026              83,106
                           Total stockholders' equity                40,269,873          43,800,654
                                                                   ------------        ------------
                                                                   $ 46,934,208        $ 51,293,306
                                                                   ============        ============


     See accompanying Notes to Consolidated Financial Statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                -------------------------------
                                                                SEPTEMBER 26,      SEPTEMBER 27,
                                                                    1998               1998
                                                                -------------      ------------
                                                                 (unaudited)        (unaudited)
Cash flows from operating activities:
   Net earnings (loss)                                          $(3,481,090)       $ 1,154,950
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation                                                  764,890            519,287
      Amortization                                                  149,947             89,770
      Loss on disposal of property plant and equipment              624,691                  0
      Deferred income taxes                                      (2,128,000)                 0
      Gain on investment                                                  0           (250,000)
      Changes in assets and liabilities:
         Accounts receivable                                      3,139,085          1,799,805
         Inventories                                               (258,779)          (853,546)
         Prepaid expenses and other assets                           33,485             27,615
         Notes receivable                                          (497,976)             1,008
         Accounts payable                                          (559,469)          (301,145)
         Accrued expenses                                          (509,082)          (476,385)
         Commissions payable and customer advances                   33,999             38,077
                                                                -----------        -----------
               Net cash provided by (used for)
                 operating activities                            (2,688,299)         1,749,436
                                                                -----------        -----------

Cash flows from investing activities:
   Acquisition related expenses                                           0            (50,521)
   Purchases of investments                                               0               (113)
   Additions to property and equipment                             (567,092)          (240,682)
   Patents and other assets                                         (3,6000)           (21,412)
   Proceeds from sale of investment                                       0            500,000
                                                                -----------        -----------
                Net cash provided by (used for)
                  operating activities                             (570,692)           187,272
                                                                -----------        -----------
Cash flows from financing activities:
   Repayments of notes payable                                            0           (459,247)
   Net proceeds from issuance of common stock                         1,375          4,569,628
                                                                -----------        -----------
                Net cash provided by financing activities             1,375          4,110,381
                                                                -----------        -----------

Effect of exchange rate changes on cash                             144,132                  0
                                                                -----------        -----------

Net increase (decrease) in cash and cash equivalents             (3,113,484)         6,047,089

Cash and cash equivalents at beginning of period                  7,686,805          3,246,337
                                                                -----------        -----------

Cash and cash equivalents at end of period                      $ 4,573,321        $ 9,293,426
                                                                ===========        ===========
Supplemental disclosures of cash flow information:
     Cash paid during the periodfor:
      Interest                                                  $    12,005        $   165,362
                                                                ===========        ===========
      Income taxes                                              $   221,000            620,654
                                                                ===========        ===========

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)   BASIS OF PRESENTATION

     The unaudited financial statements as of September 26, 1998 and September 27, 1997, and for the three month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 27, 1998 and the notes thereto included in the Company's form 10-K filed with the Securities and Exchange Commission.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2)   EARNINGS (LOSS) PER SHARE

     The Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128") in the quarter ending December 27, 1997. All previously reported earnings per share have been restated to reflect the provisions of SFAS 128. The weighted average number of shares used to compute diluted income (loss) per share consisted of the following:

                                                        THREE MONTHS ENDED
                                                   ---------------------------
                                                   SEPTEMBER 26,  SEPTEMBER 27,
                                                       1998           1997
                                                   ---------------------------
     Weighted average common
      shares outstanding                           8,584,563         6,827,600

     Weighted average common
      equivalent shares due to stock options
      and warrants                                         -         1,143,069
                                                   ---------------------------
                                                   8,584,563         7,970,669
                                                   ===========================


     Weighted average common equivalent shares due to stock options and warrants were not included in the weighted average shares used to compute diluted loss per share for the three months ended September 26, 1998 as they had an antidilutive effect on the diluted loss per share.

3)   ACCOUNTS RECEIVABLE

                                             SEPTEMBER 26,         JUNE 27,
                                                  1998               1998
                                             --------------------------------

     Accounts receivable, trade              $  9,941,821        $ 13,044,466
     Notes receivable, current portion             67,509              67,354
     Allowance for doubtful accounts             (414,034)           (377,439)
                                             --------------------------------
                                             $  9,595,296        $ 12,734,381
                                             ================================


4)   INVENTORIES


                                             SEPTEMBER 26,           JUNE 27,
                                                 1998                 1998
                                             ---------------------------------

     Raw materials                           $ 9,194,303           $ 8,990,201
     Work in process                           3,035,744             3,210,131
     Finished goods                            1,776,981             1,536,880
                                             ---------------------------------
                                             $14,007,028           $13,737,212
                                             =================================


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

     The Company also receives funding for certain research and development costs which is used to offset its research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:

                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                             SEPTEMBER 26,         SEPTEMBER 27,
                                                 1998                 1997
                                             ----------------------------------

     Research and development costs           $2,345,816             $2,673,392
     Less funding                                 21,540                112,386
                                             ----------------------------------
                                              $2,324,276             $2,561,006
                                             ==================================

6)   STOCKHOLDERS' EQUITY Capital stock consists of the following:

                                                               NUMBER OF SHARES
                                                    ------------------------------------------
                                                     AUTHORIZED       ISSUED AND OUTSTANDING
                                                    ------------------------------------------
                                                                     SEPTEMBER 26,   JUNE 27,
                                                                        1998           1998
                                                                     -------------------------
      Preferred stock:
              Preferred stock, $.01 par value        1,000,000               -               -
                                                    ------------------------------------------
                      Total preferred stock          1,000,000               -               -
                                                    ------------------------------------------
      Common stock
              Common stock, $.01 par value          30,000,000       8,584,563       8,606,463
                                                    ------------------------------------------
                      Total common stock            30,000,000       8,584,563       8,606,463
                                                    ------------------------------------------
                      Total capital stock           31,000,000       8,584,563       8,606,463
                                                    ==========================================

     On November 26, 1997, the Company announced a 3 for 2 stock split of its common stock, which was distributed to stockholders in the form of a stock dividend on December 12, 1997. All prior-year stock amounts have been adjusted to reflect the stock split.

     Effective August 26, 1998, the Company repriced all of its stock options which had been granted since June 29, 1997 to the closing price on that date which was $6.00 per share, except for those options which had been granted to directors of the Company. Options for directors were not repriced. This is inconsistent with, and supercedes, information contained in the Company's Proxy Statement dated October 19, 1998 regarding repricing of stock options for directors of the Company.

7)   COMPREHENSIVE INCOME

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income during the quarter ended September 26, 1998. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes inequity during a period except those resulting from investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive income be shown as a separate component of stockholders' equity with additional disclosure of accumulated balances for each classification within other comprehensive income in addition to the reporting of total comprehensive income. Accumulated other comprehensive income, a component of stockholders' equity previously titled "cumulative translation adjustment", consists solely of foreign currency translation. The components to total comprehensive loss for the three months ended September 26, 1998 as follows. There were no items of comprehensive net income for the three months ended September 27, 1997.

                 Net loss                         $(3,481,091)
                 Other comprehensive income           144,132
                                                  ===========
                 Comprehensive loss               $(3,336,959)
                                                  ===========

8)   RESTRUCTURING CHARGE AND OTHER RELATED EXPENSES

     During the first quarter of Fiscal 1998, the Company announced its intention to consolidate its Modesto, California operations into its Woburn, Massachusetts and Colorado Springs, Colorado sites. The Company also initiated a plan to consolidate its Beverly, Massachusetts operation into Woburn, which is expected to be completed by the end of the calendar year.

     These consolidations resulted in a non-recurring restructuring charge of $1,497,000, most of which has been expended. The restructuring charge consisted of severance relating to the termination of seventy full-time employees, abandonment of leasehold improvements and fixed assets, and facility costs, primarily future lease payments relating to abandoned facilities. Accrued expenses at September 26, 1998 included approximately $626,000 relating to restructuring accruals for severance and facility costs expected to be paid over the next six and eighteen months, respectively.

     In addition, the Company wrote down inventory totaling $1,090,000 during the quarter. The write down was due to excess inventory resulting from the unexpected severity of the downturn in the semiconductor equipment industry, excess and obsolete customer-specific inventory, and the abandonment of certain marginal product lines. consolidation. The Company also incurred $180,000 of other one-time transition costs related to the consolidations for moving assets and training personnel. The total expenses in the quarter related to restructuring and inventory write-down was $2,767,000, including the restructuring charge.

9)   NONCASH TRANSACTION

     During the quarter ended September 26, 1998, 21,940 shares of common stock with a value of $325,00 were returned to the Company and cancelled. These shares had previously been provisionally issued in connection with the acquisition of ASTeX CPI, Inc.

10)  SUBSEQUENT EVENTS

     The Company has signed an agreement to acquire PlasmaQuest Inc., a privately-held company manufacturing ECR systems for R&D, magnetic disk head processing, and electronic packaging applications for approximately $1,800,000, subject to adjustment. The merger will be accounted for by the purchase method of accounting, and closed on November 4, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     GENERAL
     Applied Science and Technology, Inc. (the "Company" or "ASTeX") is a leading provider of innovative production technology for the manufacture of advanced semiconductor devices. The Company's products are typically used in plasma production techniques in which gases are heated to form a plasma which chemically interacts with a substrate material. ASTeX markets its plasma sources and subsystems, ozone generators and subsystems and specialty power sources to the worlds leading semiconductor capital equipment manufacturers. ASTeX markets the same underlying core technology for medical, electro-optic and synthetic diamond applications.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997

     The following table compares the consolidated statements of operations for the three-month periods ended September 26, 1998 and September 27, 1997, expressed as a percentage of total revenue.

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 26,  SEPTEMBER 27,
                                                        1998            1998
                                                    ----------------------------
      Product sales, net                                89.6%          92.8%
      Research contract revenue                          1.0%           1.1%
      Other revenue                                      9.4%           6.1%
                                                    ----------------------------
            Total revenue                              100.0%         100.0%

      Cost of sales and revenue:
         Product sales and other revenues               89.6%          62.4%
         Research contracts                              0.7%           0.4%
                                                    ----------------------------
             Total cost of sales and revenue            90.3%          62.8%
                                                    ----------------------------

                 Gross profit                            9.7%          37.2%
                                                    ----------------------------

      Operating expenses:
         Research and development expenses              19.2%          14.7%
         Selling expenses                                9.9%           4.8%
         General and administrative expenses            15.4%           8.1%
         Restructuring charge                           12.4%           0.0%
                                                    ----------------------------
             Total operating expenses                   56.9%          27.6%
                                                    ----------------------------

             Earnings (loss) from operations           (47.2%)          9.6%
                                                    ----------------------------

      Other expense (income):
         Interest expense                                0.1%           0.9%
         Interest income                                (1.0%)         (0.5%)
         Other expense (income)                          0.1%          (1.3%)
                                                    ----------------------------
             Total other income                         (0.8%)         (0.9%)
                                                    ----------------------------

             Earnings (loss) before income taxes       (46.4%)         10.5%

      Income tax expense (benefit)                     (17.6%)          3.9%
                                                    ----------------------------

                 Net earnings (loss)                   (28.8%)          6.6%
                                                    ============================

     Total revenue decreased in the first quarter of Fiscal 1999 by 31% to $12,100,000 compared to the first quarter of Fiscal 1998. The decrease in total revenues was due primarily to the Company's semiconductor-related business which declined 43% in the first quarter of Fiscal 1999 compared to Fiscal 1998 due to the downturn in the world wide semiconductor capital equipment industry. The semiconductor-related revenue decline was offset by adding the revenues from ASTeX Sorbios GmbH, acquired in October 1997, and by ASTeX ETO which had semiconductor-related revenues increase by 53% in the first quarter of Fiscal 1999 compared to Fiscal 1998. Revenues from the specialty power supply segment increased by 2% in the first quarter of

     Fiscal 1999 compared to Fiscal 1998. Other revenue, consisting of spare parts, service and repair revenue increased by 7% in the first quarter of Fiscal 1999 compared to Fiscal 1998 primarily due to ASTeX ETO. Contract revenue was 1% of revenue in both years.

     Gross margin decreased to 10% of revenues in the first quarter of Fiscal 1999 compared to 37% in Fiscal 1998. The decline in gross margin as a percent of revenue is primarily due to underabsorbed manufacturing costs, product mix, and an inventory write-down of $1,090,000. See Footnote 7 of the Notes to Consolidated Financial Statements.

     The Company completed its previously announced consolidation of ASTeX AGL into its Woburn, Massachusetts and Colorado Springs, Colorado facilities in the first quarter of Fiscal 1999 and initiated plans to consolidate its Beverly, Massachusetts facility into its Woburn facility. This consolidation is expected to be completed at the end of the calendar year. These consolidations resulted in restructuring costs of $1,497,000 in the first quarter of Fiscal 1999, which were primarily for severance associated with termination of seventy full-time employees, abandonment of leasehold improvements and fixed assets, and accrued facilities costs primarily relating to future lease payments on abandoned facilities. The Company also incurred $180,000 in other one-time transition costs for moving assets and training personnel associated with the consolidation of the ASTeX AGL facility.

     Research and development expenses declined by $237,000 or 9% to $2,324,000 in the first quarter of Fiscal 1999 compared to Fiscal 1998. The decrease was primarily due to headcount reductions and a decrease in overall spending as a result of the semiconductor equipment downturn.

     Selling expenses increased by $366,000 to $1,201,000 in the first quarter of Fiscal 1999 compared to Fiscal 1998 primarily due to the acquisition of ASTeX Sorbios GmbH, and increased headcount in sales and marketing. General and administrative expenses increased by $464,000 to $1,865,000 in the first quarter of Fiscal 1999 compared to Fiscal 1998 primarily due to the acquisition of ASTeX Sorbios GmbH which incurred a one-time expense associated with a management change in Europe, increased goodwill amortization and higher information systems costs due to implementation of a new company-wide Enterprise Resource Planning (ERP) system.

     The Company reported an operating loss of $5,713,000 in the first quarter of Fiscal 1999 compared with operating income of $1,677,000 in Fiscal 1998. The operating loss was caused by the significant in revenues due to the downturn in the semiconductor equipment business and the consequent one-time charges associated with consolidation expenses and inventory write-downs.

     Interest expense declined by $149,000 in the first quarter of Fiscal 1999 compared to Fiscal 1998 due to reduction of long term debt in the second quarter of Fiscal 1998. Interest income increased by $44,000 due to higher cash balances. In the first quarter of Fiscal 1998 there was a one-time $250,000 gain on the sale of the Company's investment in Low Entropy Systems, which resulted in the comparative decrease in other income.

     Income tax expense was $678,000 in the first quarter of Fiscal 1998 compared to a tax benefit of $2,128,000 due to the losses in Fiscal 1999.

     The Company's backlog consists of purchase orders for products and research and development contracts. At September 26, 1998 the Company's backlog was $12,316,000 consisting of $12,025,000 for products and $291,000 for research contracts, compared to a backlog at September 27, 1998 of $18,767,000 consisting of $18,137,000 for products and $630,000 for research contracts. The Company expects to complete all product backlog during the next six to twelve months. The backlog excludes supply agreements with certain semiconductor capital equipment manufacturers. The supply agreements, as well as certain government contracts, typically provide for modification or cancellation with little or no penalty.

     The Company does not expect inflation to have a material effect on its operations. The Company does not know of any environmental issues that would have a material effect on its operations.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 26, 1998 the Company had cash and short-term marketable investments of $4,573,000 with working capital of $23,383,000 compared to June 27, 1998 when the Company had cash of $7,687,000 and working capital of $28,570,000.

     For the three months ending September 26, 1998 the Company used cash of $2,688,000 for operating activities due to the losses from operations, increases in inventories and notes receivable, and decreases in accounts payable and accrued expenses offset by decreases in accounts receivable. The Company used cash of $571,000 for investing activities primarily due to additions to fixed assets.

     The Company has a credit facility with State Street Bank and Trust Company which consists of an $8,000,000 unsecured demand line of credit with interest at the Bank's prime rate. This facility is subject to the Company meeting certain financial covenants which are tested quarterly. The Company is currently in compliance with all of its covenants. There were no borrowings under this line at September 26, 1998.

     The Company aquired PlasmaQuest, Inc. during November, 1998. The Company will use approximately $1,800,000 for this acquisition out of its current cash.

     Management believes that the existing cash resources, investments, anticipated cash flows from operations and its credit facility will be sufficient to meet planned operating expenses and working capital requirements for at least the next twelve months.

     YEAR 2000 DISCLOSURE

     The Company believes that its financial reporting and enterprise resource planning systems will be Year 2000 compliant by March, 1999. The Company is currently updating its financial reporting and ERP systems with SAP R/3, which has been represented as being Year 2000 compliant by its producer. ASTeX is currently using this system at its Woburn facility. The Company expects to compete the conversion to SAP R/3 by March, 1999. The Company's Colorado operation uses financial software which are represented as being Year 2000 compliant. The Company intends to upgrade the software used by ASTeX Sorbios to a Year 2000 compliant version before January, 1999. Other software used by the Company is generally certified as being Year 2000 compliant by the vendor or is not considered critical to the operations of the Company. At this time, the Company does not expect these costs to be material.

     The Company spent approximately $1,059,000 in Fiscal 1998 on SAP R/3 software, hardware, consultants, and internal costs. The Company plans future SAP R/3 implementation expenditures of approximately $300,000. Although the Company believes its future SAP R/3 implementation cost estimates to be accurate, the Company cannot provide any assurance that these costs will not increase or that the implementations will occur by the estimated dates. The Company funded its Fiscal 1998 expenditures through cash generated by operations and the Company expects that future operating cash flows will funds future expenditures.

     The Company has been developing plans to address the Year 2000 preparedness of its critical suppliers and major customers and related electronic data interfaces with these third parties. During the next year, the Company will contact critical suppliers and customers to determine whether they will be compliant by the Year 2000. Based on the result of this evaluation, the Company will seek new vendors where necessary and will formulate contingency plans to resolve customer-related issues. The Company cannot estimate the impact that noncompliant suppliers and customers may have on the Company.

     Although the Company has not made a systematic review of its products in operation at customer locations, it believes that a number of diamond deposition systems may not be Year 2000 compliant. Over the coming year, the Company plans to identify noncompliant products and offer to make all necessary modifications to make them compliant. Additional noncompliant products could be identified during this process. Because a formal identification program has not been completed, the Company is unable to estimate the cost that will be incurred to remediate Year 2000 problems related to noncompliant products that are in operation at customer locations. At this time, the Company does not expect these costs to be material.

     During the current year the Company will also conduct a review of its manufacturing equipment and facilities to ensure Year 2000 compliance. Based on its initial assessment, the Company does not anticipate that a material Year 2000 issue will be discovered in this area.

     The Company will also formulate testing and contingency plans that will enable it to detect and effectively deal with problems that may arise as a result of Year 2000 noncompliance. Because these reviews and testing have not been completed, the Company is not able to estimate the total cost associated with addressing the Year 2000 issue, nor what its liabilities to third parties may be as a result of Year 2000 issues.

     At this time the Company cannot give any assurance that it will be successful in completing its planned actions to become Year 2000 compliant on or before the Year 2000. Additionally, no assurance can be given that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will be identified; that systems of other companies with which the Company transacts business will be corrected on a timely basis; that a failure by such entities to correct a Year 2000 problem or a conversion which is incompatible with the Company's systems would not have a material adverse effect on the Company's operations or financial condition; or that even if all planned actions are completed, the Company will not experience some adverse effects from Year 2000 related issues.

     ADDITIONAL RISK FACTORS

     In recent months there have been serious economic problems in the Far East. The Company's business depends in large part upon the capital expenditures of semiconductor manufacturers, many of whom have operations in the Far East. At September 26, 1998, the Company's backlog was $12.3 million, which represents a reduction from levels during most of Fiscal year will be adversely affected by the conditions in the Asian region, which has historically accounted for a significant portion of the Company's revenue base. Additionally, capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. Sustained periods of oversupply within the semiconductor industry can also adversely affect the financial performance of the Company.

     Furthermore, the Company's success is dependent upon supplying technologically superior products to the marketplace at appropriate times to satisfy customer needs. Product development requires substantial investment and is subject to technological risks. Delays or difficulties in product development could adversely affect the Company's financial performance.

     SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Dated:   November 10, 1998

           APPLIED SCIENCE AND TECHNOLOGY, INC.
           (Registrant)

      Name                         Capacity                         Date
      ----                         --------                         ----

      /S/ Richard S. Post  Chairman of the Board, Chief       November 10, 1998
      -------------------  Executive Officer and President    -----------------
      Richard S. Post      (principal executive officer)


      /S/ John M. Tarrh    Chief Financial Officer, Senior    November 10, 1998
      -----------------    Vice President of Finance          -----------------
      John M. Tarrh        (principal financial and accounting
                           officer) and Director