Form 10-Q/A
period 1998-09-26
APPLIED SCIENCE & TECHNOLOGY INC
filed 1998-11-12
CIK 912842

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -----------

                                 FORM 10-Q/A

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

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

           TITLE                                                                 PAGE
           -----                                                                 ----
PART I.         FINANCIAL INFORMATION

Item 1          Financial Statements (unaudited)

           Consolidated Statements of Operations for the Three Months Ended

           September 26, 1998 and September 27, 1997                               2

           Consolidated Balance Sheets as of

           September 26, 1998 and June 27, 1998                                    3

           Consolidated Statements of Cash Flows for the Three Months Ended

           September 26, 1998 and September 27, 1997                               4

           Notes to Consolidated Financial Statements                              5

Item 2          Management's Discussion and Analysis of
                Results of Operations and Financial Condition                      9


PART II.        OTHER INFORMATION

Items 1-6       None

SIGNATURES                                                                        14

Appendix                                                                          15

ITEM 1   FINANCIAL STATEMENTS

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS ENDED
                                                                   --------------------------------
                                                                   SEPTEMBER 26,       SEPTEMBER 27,
                                                                        1998               1997
                                                                   -------------       -------------
                                                                    (unaudited)         (unaudited)

       Product sales, net                                          $ 10,847,553        $ 16,165,284
       Research contract revenue                                        119,933             200,040
       Other revenue                                                  1,132,057           1,055,978
                                                                   ------------        ------------
             Total revenue                                           12,099,543          17,421,302

       Cost of sales and revenue:
          Product sales and other revenues                           10,843,883          10,879,415
          Research contracts                                             80,590              67,870
                                                                   ------------        ------------
              Total cost of sales and revenue                        10,924,473          10,947,285
                                                                   ------------        ------------

                  Gross profit                                        1,175,070           6,474,017
                                                                   ------------        ------------

       Operating expenses:
          Research and development expenses (note 5)                  2,324,276           2,561,006
          Selling expenses                                            1,201,361             835,059
          General and administrative expenses                         1,864,887           1,400,904
          Restructuring charge (note 7)                               1,497,292                   0
                                                                   ------------        ------------
              Total operating expenses                                6,887,816           4,796,969
                                                                   ------------        ------------

              Earnings (loss) from operations                        (5,712,746)          1,677,048
                                                                   ------------        ------------

       Other expense (income):
          Interest expense                                               12,005             160,711
          Interest income                                              (123,620)            (80,056)
          Other expense (income)                                          7,960            (236,557)
                                                                   ------------        ------------
              Total other income                                       (103,655)           (155,902)
                                                                   ------------        ------------

              Earnings (loss) before income taxes                    (5,609,091)          1,832,950

       Income tax expense (benefit)                                  (2,128,000)            678,000
                                                                   ------------        ------------

                  Net earnings (loss)                              $ (3,481,091)       $  1,154,950
                                                                   ============        ============

       Basic net earnings (loss) per share                         $      (0.41)       $       0.17
                                                                   ============        ============
       Diluted net earnings (loss) per share                       $      (0.41)       $       0.14
                                                                   ============        ============

       Weighted average common shares used to
              calculate basic earnings (loss) per share               8,584,563           6,827,600
                                                                   ============        ============

       Weighted average common shares used to
              calculate diluted earnings (loss) per share             8,584,563           7,970,669
                                                                   ============        ============


See accompanying Notes to Consolidated Financial Statements

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 26,         JUNE 27,
       Assets                                                          1998                1998
       ------                                                      ------------        ------------
                                                                    (unaudited)          (audited)
     Current assets:
       Cash and cash equivalents                                   $  4,573,321        $  7,686,805
       Accounts receivable, trade, net (note 3)                       9,595,296          12,734,381
       Inventories (note 4)                                          14,007,028          13,737,212
       Prepaid expenses and other assets                                515,224             548,709
       Deferred income taxes                                          1,356,044           1,356,044
                                                                   ------------        ------------
                           Total current assets                      30,046,913          36,063,151
                                                                   ------------        ------------

     Property, plant and equipment:
       Land                                                             473,000             473,000
       Building and improvements                                      1,643,072           1,643,072
       Equipment                                                     10,599,550          11,107,731
       Furniture and fixtures                                           968,737           1,032,497
       Leasehold improvements                                         1,559,329           2,228,246
                                                                   ------------        ------------
                                                                     15,243,688          16,484,546

       Less accumulated depreciation and amortization                (7,541,913)         (7,960,282)
                                                                   ------------        ------------
                           Net property, plant and equipment          7,701,775           8,524,264
                                                                   ------------        ------------

     Other assets:
       Patents, net                                                   1,059,759           1,095,090
       Goodwill, net of accumulated amortization                      3,931,015           4,042,031
       Notes receivable, less current maturities                        966,748             468,772
       Deferred income taxes                                          3,227,998           1,099,998
                                                                   ------------        ------------
                           Total other assets                         9,185,520           6,705,891
                                                                   ------------        ------------
                                                                   $ 46,934,208        $ 51,293,306
                                                                   ============        ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                                            $  2,463,367        $  3,011,798
       Accrued expenses                                               2,457,736           1,935,229
       Accrued compensation expense and related costs                 1,377,634           1,993,027
       Accrued income tax expense                                        72,445             293,444
       Commissions payable and customer advances                        293,153             259,154
                                                                   ------------        ------------
                           Total current liabilities                  6,664,335           7,492,652
                                                                   ------------        ------------

     Commitments (note 10)
     Stockholders' equity (note 6):
       Common stock (note 9)                                             85,848              86,065
       Additional paid-in capital                                    43,999,511          44,193,116
       Accumulated deficit                                           (3,728,186)           (247,095)
       Less:  Notes receivable for common stock purchases              (148,326)           (148,326)
       Other accumulative comprehensive income (loss)
       (note 7)                                                          61,026             (83,106)
                                                                   ------------        ------------
                           Total stockholders' equity                40,269,873          43,800,654
                                                                   ------------        ------------
                                                                   $ 46,934,208        $ 51,293,306
                                                                   ============        ============


     See accompanying Notes to Consolidated Financial Statements.

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                -------------------------------
                                                                SEPTEMBER 26,      SEPTEMBER 27,
                                                                    1998               1997
                                                                -------------      ------------
                                                                 (unaudited)        (unaudited)
Cash flows from operating activities:
   Net earnings (loss)                                          $(3,481,091)       $ 1,154,950
   Adjustments to reconcile net (loss) earnings to net cash
   (used for) provided by operating activities:
      Depreciation                                                  764,890            519,287
      Amortization                                                  149,947             89,770
      Gain on sale of investment                                          0           (250,000)
      Deferred income taxes                                      (2,128,000)                 0
      Loss on disposal of property plant and equipment              624,691                  0

      Changes in assets and liabilities:
         Accounts receivable                                      3,139,085          1,799,805
         Inventories                                               (269,816)          (853,546)
         Prepaid expenses and other assets                           33,485             27,615
         Notes receivable                                          (497,976)             1,008
         Accounts payable                                          (548,431)          (301,145)
         Accrued expenses                                          (509,082)          (476,385)
         Commissions payable and customer advances                   33,999             38,077
                                                                -----------        -----------
               Net cash provided by (used for)
                 operating activities                            (2,688,299)         1,749,436
                                                                -----------        -----------

Cash flows from investing activities:
   Acquisition related expenses                                           0            (50,521)
   Additions to property and equipment and investments             (567,092)          (240,795)
   Patents and other assets                                         (3,6000)           (21,412)
   Proceeds from sale of investment                                       0            500,000
                                                                -----------        -----------
                Net cash provided by (used for)
                  operating activities                             (570,692)           187,272
                                                                -----------        -----------
Cash flows from financing activities:
   Repayments of notes payable                                            0           (459,247)
   Net proceeds from issuance of common stock                         1,375          4,569,628
                                                                -----------        -----------
                Net cash provided by financing activities             1,375          4,110,381
                                                                -----------        -----------

Effect of exchange rate changes on cash                             144,132                  0
                                                                -----------        -----------

Net increase (decrease) in cash and cash equivalents             (3,113,484)         6,047,089

Cash and cash equivalents at beginning of period                  7,686,805          3,246,337
                                                                -----------        -----------

Cash and cash equivalents at end of period                      $ 4,573,321        $ 9,293,426
                                                                ===========        ===========
Supplemental disclosures of cash flow information:
     Cash paid during the periodfor:
      Interest                                                  $    12,005        $   165,362
                                                                ===========        ===========
      Income taxes                                              $   221,000            620,654
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
                                                   ===========================


     Weighted average common equivalent shares relating to stock options and warrants were not included in the weighted average shares used to compute diluted loss per share for the three months ended September 26, 1998, as they had an antidilutive effect.

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

     In addition, the Company wrote down inventory totaling $1,090,000 during the quarter. The write down was due to excess inventory resulting from the unexpected severity of the downturn in the semiconductor equipment industry, excess and obsolete customer-specific inventory, and the abandonment of certain marginal product lines. The Company also incurred $180,000 of other one-time transition costs related to the consolidations for moving assets and training personnel. The total expense in the quarter related to restructuring, inventory write-down, and transitional costs was $2,767,000, including the restructuring charge.

9)   NONCASH TRANSACTION

     During the quarter ended September 26, 1998, 21,940 shares of common stock with a value of $325,000 were returned to the Company and cancelled. These shares had previously been provisionally issued in connection with the acquisition of ASTeX CPI, Inc.

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
                                                    ============================

     Total revenue decreased in the first quarter of Fiscal 1999 by 31% to $12,100,000 compared to the first quarter of Fiscal 1998. The decrease in total revenues was due primarily to the Company's semiconductor-related business which declined 43% in the first quarter of Fiscal 1999 compared to Fiscal 1998 due to the downturn in the world wide semiconductor capital equipment industry. The semiconductor-related revenue decline was offset by adding the revenues from ASTeX Sorbios GmbH, acquired in October 1997, and by ASTeX ETO which had semiconductor-related revenues increase by 53% in the first quarter of Fiscal 1999 compared to Fiscal 1998. The ASTeX ETO comparative increase was a result of the successful introduction in Fiscal 1997 of a combined RF and microwave product for HDP-CVD, which began to ramp early in Fiscal 1998. Revenues from the specialty power supply segment increased by 2% in the first quarter of Fiscal 1999 compared to Fiscal 1998. Other revenue, consisting of spare parts, service and repair revenue increased by 7% in the first quarter of Fiscal 1999 compared to Fiscal 1998 primarily due to ASTeX ETO. Contract revenue was 1% of revenue in both years.

     Gross margin decreased to 10% of revenues in the first quarter of Fiscal 1999 compared to 37% in Fiscal 1998. The decline in gross margin as a percent of revenue is primarily due to underabsorbed manufacturing costs, product mix, and an inventory write-down of $1,090,000. See Footnote 8 of the Notes to Consolidated Financial Statements.

     The Company completed its previously announced consolidation of ASTeX AGL into its Woburn, Massachusetts and Colorado Springs, Colorado facilities in the first quarter of Fiscal 1999 and initiated plans to consolidate its Beverly, Massachusetts facility into its Woburn facility. This consolidation is expected to be completed at the end of the calendar year. These consolidations resulted in restructuring costs of $1,497,000 in the first quarter of Fiscal 1999, which were primarily for severance associated with termination of seventy full-time employees, abandonment of leasehold improvements and fixed assets, and accrued facilities costs primarily relating to future lease payments on abandoned facilities. The Company also incurred $180,000 in other one-time transition costs for moving assets and personnel training associated with the consolidation of the ASTeX AGL facility.

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

     The Company reported an operating loss of $5,713,000 in the first quarter of Fiscal 1999 compared with operating income of $1,677,000 in Fiscal 1998. The operating loss was caused by the significant decline in revenues due to the downturn in the semiconductor equipment business and the consequent one-time charges associated with consolidation expenses and inventory write-downs.

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

     LIQUIDITY AND CAPITAL RESOURCES

     At September 26, 1998 the Company had cash and cash equivalents and short-term marketable investments of $4,573,000 with working capital of $23,383,000 compared to June 27, 1998 when the Company had cash of $7,687,000 and working capital of $28,570,000.

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

     The Company aquired PlasmaQuest, Inc. during November, 1998. The Company will use approximately $1,800,000 for this acquisition out of its current cash resources.

     Management believes that the existing cash resources, investments, anticipated cash flows from operations and its credit facility will be sufficient to meet planned operating expenses and working capital requirements for at least the next twelve months.

     YEAR 2000 DISCLOSURE

     The Company believes that its financial reporting and enterprise resource planning systems will be Year 2000 compliant by March, 1999. The Company is currently updating its financial reporting and ERP systems with SAP R/3, which has been represented as being Year 2000 compliant by its producer. ASTeX is currently using this system at its Woburn facility. The Company expects to complete the conversion of its Beverly operation's financial reporting data systems to SAP R/3 by March, 1999. The Company's Colorado operation uses financial software which are represented as being Year 2000 compliant. The Company intends to upgrade the software used by ASTeX Sorbios to a Year 2000 compliant version before January, 1999. Other software used by the Company is generally certified as being Year 2000 compliant by the vendor or is not considered critical to the operations of the Company.

     The Company spent approximately $1,059,000 in Fiscal 1998 on SAP R/3 software, hardware, consultants, and internal costs. The Company plans future SAP R/3 implementation expenditures of approximately $300,000. Although the Company believes its future SAP R/3 implementation cost estimates to be accurate, the Company cannot provide any assurance that these costs will not increase or that the implementations will occur by the estimated dates. The Company funded its Fiscal 1998 expenditures through cash generated by operations and the Company expects that future operating cash flows will fund future expenditures.

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

     ADDITIONAL RISK FACTORS

     In recent months there have been serious economic problems in the Far East. The Company's business depends in large part upon the capital expenditures of semiconductor manufacturers, many of whom have operations in the Far East. At September 26, 1998, the Company's backlog was $12.3 million, which represents a reduction from levels during most of Fiscal 1998. The Company anticipates that its revenue for the current fiscal year will be adversely affected by the conditions in the Asian region, which has historically accounted for a significant portion of the Company's revenue base. Additionally, capital expenditures by semiconductor wafer and device manufacturers historically have been cyclical as they in turn depend upon the current and anticipated demand for integrated circuits. Sustained periods of oversupply within the semiconductor industry can also adversely affect the financial performance of the Company.

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