Form 10-Q
period 1998-12-26
APPLIED SCIENCE & TECHNOLOGY INC
filed 1999-02-09
CIK 912842

================================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

                      __________________________________



          (Mark One)
   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIRS EXCHANGE ACT OF 1934

          For the quarterly period ended December 26, 1998
                                         -----------------

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _________________

          COMMISSION FILE NUMBER 0-22646
                                 -------


                     APPLIED SCIENCE AND TECHNOLOGY, INC.
                        (Name of Issuer in its Charter)
                      __________________________________



              DELAWARE                               04-2962110
    (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)            Identification Number)

   35 CABOT ROAD, WOBURN, MASSACHUSETTS               01801-1053
 (Address of Principal Executive Offices)             (Zip Code)



                                (781) 933-5560
             (Registrant's Telephone Number, Including Area Code)

                      __________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes  X   No
                                    ------  ------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:


       COMMON STOCK, $0.01 PAR VALUE                  8,649,732
       -----------------------------      ----------------------------------
                   Class                  Outstanding as of February 6, 1999


================================================================================

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES


                                     INDEX



     TITLE                                                                               PAGE
     -----                                                                               ----


PART I.   Financial Information


Item 1       Financial Statements

     Consolidated Statements of Operations for the Three Months and
     Six Months Ended December 26, 1998, and December 27, 1997                            2

     Consolidated Balance Sheets
     December 26, 1998, and June 27, 1998                                                 3

     Consolidated Statements of Cash Flows for the Six Months Ended
     December 26, 1998, and December 27, 1997                                             4

     Notes to Consolidated Financial Statements                                           5


Item 2    Management's Discussion and Analysis of
          Results of Operations and Financial Condition                                   8


Item 3    Quantitative and Qualitative  Disclosure about Market Risk                     13



PART II.  OTHER INFORMATION


Items 1-6  None


SIGNATURES                                                                               14


Appendix                                                                                 15


ITEM 1    FINANCIAL STATEMENTS


             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    ---------------------------------    --------------------------------
                                                      DECEMBER 26,      DECEMBER 27,       DECEMBER 26,     DECEMBER 27,

                                                          1998               1997              1998              1997
                                                     --------------    --------------    --------------    --------------
Product sales, net                                    $   15,725,887    $   21,145,162    $   26,573,440    $   37,310,447
Research contract revenue                                    115,963           200,380           235,896           400,420
Other revenue                                              1,012,510         1,094,252         2,144,567         2,150,230
                                                      --------------    --------------    --------------    --------------
     Total revenue                                        16,854,360        22,439,794        28,953,903        39,861,097
                                                      --------------    --------------    --------------    --------------
Cost of sales and revenue:
  Product sales and other revenue                         12,301,587        14,155,232        23,145,470        25,034,648
  Research contracts                                          54,053            54,744           134,643           122,614
                                                      --------------    --------------    --------------    --------------
     Total cost of sales and revenue                      12,355,640        14,209,976            23,280,113    25,157,262
                                                      --------------    --------------    --------------    --------------

     Gross profit                                          4,498,720         8,229,818         5,673,790        14,703,835
                                                      --------------    --------------    --------------    --------------
Operating expenses:
  Selling expenses                                         1,173,326         1,181,740         2,374,687         2,016,799
  General and administrative expenses                      1,807,634         1,886,416         3,672,521         3,287,321
  Research and development expenses (note 5)               2,244,229         2,850,252         4,568,505         5,411,257
  Restructuring charge (note 8)                                    0                 0         1,497,292                 0
  Acquisition-related expenses (note 10)                           0           212,423                 0           212,423
                                                      --------------    --------------    --------------    --------------
     Total operating expenses                              5,225,189         6,130,181        12,113,005        10,927,800
                                                      --------------    --------------    --------------    --------------
     Earnings (loss) from operations                        (726,469)        2,098,987        (6,439,215)        3,776,035
                                                      --------------    --------------    --------------    --------------
Other expense (income):
  Interest expense                                             8,348            35,321            20,353           196,032
  Interest income                                            (63,402)         (143,369)         (187,022)         (223,425)
  Other expense (income)                                     (77,053)           21,200           (69,094)         (215,357)
                                                      --------------    --------------    --------------    --------------
     Total other income                                     (132,107)          (86,848)         (235,763)         (242,750)
                                                      --------------    --------------    --------------    --------------

     Earnings (loss) before income taxes                    (594,362)        2,185,835        (6,203,452)        4,018,785

Income tax expense (benefit)                                (158,000)          911,000        (2,286,000)        1,589,000
                                                      --------------    --------------    --------------    --------------
     Net earnings (loss)                              $     (436,362)   $    1,274,835    $   (3,917,452)   $    2,429,785
                                                      ==============    ==============    ==============    ==============

Basic earnings (loss) per share                       $        (0.05)   $         0.15    $        (0.46)   $         0.32
                                                      ==============    ==============    ==============    ==============
Diluted earnings (loss) per share                     $        (0.05)   $         0.15    $        (0.46)   $         0.30
                                                      ==============    ==============    ==============    ==============
Weighted average common shares outstanding
  used to calculate basic earnings (loss) per share        8,603,163         8,310,436         8,593,863         7,570,134
                                                      ==============    ==============    ==============    ==============
Weighted average common shares outstanding
  used to calculate diluted earnings (loss) per share      8,603,163         8,779,355         8,593,863         8,002,489
                                                      ==============    ==============    ==============    ==============

See accompanying Notes to Consolidated Financial Statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                                                DECEMBER 26,              JUNE 27,
                                                                                    1998                    1998
                                                                             ------------------       ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $        2,170,573       $      7,686,805
   Trade receivables, net (note 3)                                                   13,063,389             12,734,381
   Other receivables                                                                    906,163                     --
   Inventories (note 4)                                                              12,732,899             13,737,212
   Prepaid expenses and other assets                                                    583,237                548,709
   Deferred income taxes                                                              1,514,044              1,356,044
                                                                             ------------------       ----------------
       Total current assets                                                          30,970,305             36,063,151
                                                                             ------------------       ----------------
Property, plant and equipment:
   Land                                                                                 473,000                473,000
   Building                                                                           1,643,072              1,643,072
   Equipment                                                                         11,803,724             11,107,731
   Furniture and fixtures                                                             1,054,984              1,032,497
   Leasehold improvements                                                             1,807,531              2,228,246
                                                                             ------------------       ----------------
                                                                                     16,782,311             16,484,546
   Less accumulated depreciation and amortization                                    (8,359,145)            (7,960,282)
                                                                             ------------------       ----------------
       Net property, plant and equipment                                              8,423,166              8,524,264
                                                                             ------------------       ----------------
Other assets:
   Patents, net                                                                       1,027,728              1,095,090
   Other assets                                                                          12,972                     --
   Goodwill, net of accumulated amortization                                          4,206,783              4,042,031
   Deferred income taxes                                                              3,227,998              1,099,998
   Notes receivable, less current maturities                                            137,717                468,772
                                                                             ------------------       ----------------
       Total other assets                                                             8,616,198              6,705,891
                                                                             ------------------       ----------------
       Total assets                                                          $       48,006,669       $     51,293,306
                                                                             ==================       ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable to bank (note 6)                                             $          646,548       $             --
   Accounts payable                                                                   1,929,391              3,011,798
   Accrued expenses                                                                   3,098,792              1,935,229
   Accrued compensation expense and related costs                                     1,643,869              1,993,027
   Accrued income taxes                                                                  57,445                293,444
   Commissions payable and customer advances                                            599,628                259,154
                                                                             ------------------       ----------------
       Total current liabilities                                                      7,975,663              7,492,652
                                                                             ------------------       ----------------
Stockholders' equity (note 7)
  Common stock (note 10)                                                                 86,497                 86,065
  Additional paid-in capital                                                         44,199,468             44,193,116
  Accumulated deficit                                                                (4,164,550)              (247,095)
  Accumulated other comprehensive income (loss)                                          57,917                (83,106)
  Less:  Notes receivable for common stock purchases                                   (148,326)              (148,326)
                                                                             ------------------       ----------------
     Total stockholders' equity                                                      40,031,006             43,800,654
                                                                             ------------------       ----------------
                                                                             $       48,006,669       $     51,293,306
                                                                             ==================       ================


See accompanying Notes to Consolidated Financial Statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               SIX MONTHS ENDED
                                                                   --------------------------------------
                                                                     DECEMBER 26,           DECEMBER 27,
                                                                         1998                   1997
                                                                 ------------------     ------------------
Cash flows from operating activities:
   Net earnings (loss)                                           $       (3,917,452)    $        2,429,785
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
       Depreciation                                                       1,412,081              1,043,749
       Amortization                                                         306,133                247,209

       Acquisition-related expense                                               --                212,423
       Deferred income taxes                                             (2,286,000)                    --
      (Gain) loss on disposal of property, plant and equipment              624,691               (250,000)
      Gain on investment
              Accounts receivable                                           684,512                726,471
              Inventories                                                 1,302,390             (2,352,629)
              Prepaid expenses and other assets                              27,615                 30,948
              Notes receivable                                              232,773                  8,102
              Accounts payable                                           (1,599,621)               177,528
              Accrued expenses                                              (44,491)             2,052,288
              Accrued income taxes                                          235,999                     --
                                                                 ------------------     ------------------
                  Net cash provided by (used for) operating
                  activities                                             (3,021,549)             4,325,874
                                                                 ------------------     ------------------
Cash flows from investing activities:
     Acquisition of subsidiaries, less cash acquired                        (22,656)            (3,652,639)
     Investments in other assets                                             40,350                   (226)
     Acquisition-related receivable                                        (806,163)                    --
     Advances to subsidiary prior to acquisition                           (800,000)                    --
     Additions to property and equipment                                 (1,010,269)              (741,203)
     Patents and other assets                                               (10,185)               (23,309)
     Proceeds from sale of investment                                            --                500,000
                                                                 ------------------     ------------------
          Net cash used for investing activities                         (2,608,923)            (3,917,377)
                                                                 ------------------     ------------------
Cash flows from financing activities:
     Net borrowing under notes payable bank                                 172,673                     --
     Repayments of notes payable                                           (206,153)            (9,173,208)
     Net proceeds from issuance of common stock                               6,697             15,351,067
                                                                 ------------------     ------------------
          Net cash provided by (used for) financing activities              (26,783)             6,177,859
                                                                 ------------------     ------------------

Effect of exchange rate changes on cash                                     141,023                (48,716)
                                                                 ------------------     ------------------
Net increase (decrease) in cash and cash equivalents                     (5,516,232)             6,537,640
Cash and cash equivalents at beginning of period                          7,686,805              3,246,337
                                                                 ------------------     ------------------
Cash and cash equivalents at end of period                       $        2,170,573     $        9,783,977
                                                                 ==================     ==================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                    $           20,353     $          249,044
                                                                 ==================     ==================
     Income taxes                                                $          236,000     $          620,654
                                                                 ==================     ==================



See accompanying Notes to Consolidated Financial Statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1)   BASIS OF PRESENTATION
     The unaudited financial statements as of December 26, 1998 and December 27, 1997, and for the three month and six month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended.
     All such adjustments are of normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 27, 1998 and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.


2)   EARNINGS (LOSS) PER SHARE
     The weighted average number of shares used to compute diluted earnings
     (loss) per share consisted of the following:




                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                            ----------------------------------    ------------------------------
                                              DECEMBER 26,       DECEMBER 27,       DECEMBER 26,    DECEMBER 27,
                                                  1998               1997              1998            1997
                                            -----------------   --------------    --------------   -------------
Weighted average common shares                  8,603,163          8,310,436         8,593,863       7,570,134
   outstanding
Weighted average common equivalent
   shares due to stock options and warrants             -            468,919                 -         432,355
                                            -----------------   --------------    --------------   -------------
                                                8,603,163          8,779,355         8,593,863       8,002,489
                                            =================   ==============    ==============   =============



     Weighted average common equivalent shares relating to stock options and warrants were not included in the weighted average shares used to compute diluted loss per share for the three and six months ended December 26, 1998, as they had an antidilutive effect.


3)   ACCOUNTS RECEIVABLE

                                                                     DECEMBER 26,             JUNE 27,
                                                                         1998                   1998
                                                                -----------------------------------------
     Accounts receivable, trade                                 $        13,317,345      $     13,044,466
     Notes receivable, current portion                                      232,017                67,354
     Allowance for doubtful accounts                                       (485,973)             (377,439)
                                                                -------------------      ----------------
                                                                $        13,063,389      $     12,734,381
                                                                ===================      ================

4)   INVENTORIES

                                                                     DECEMBER 26,            JUNE 27,
                                                                         1998                  1998
                                                                -----------------------------------------
     Raw materials                                              $         7,766,444    $        8,990,201
     Work in process                                                      3,791,024             3,210,131
     Finished goods                                                       1,175,431             1,536,880
                                                                -------------------    ------------------
                                                                $        12,732,899    $       13,737,212
                                                                ===================    ==================

5)   RESEARCH AND DEVELOPMENT COSTS
     All research and development costs are expenses as incurred. Research and development expenses attributable to research contracts are included in costs of sales and revenue.


     The Company also receives funding for certain research and development costs which is used to offset its research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:


                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           ----------------------------------    ------------------------------
                                             DECEMBER 26,     DECEMBER 27,        DECEMBER 26,    DECEMBER 27,
                                                 1998             1997               1998             1997
                                           ---------------   ----------------    --------------   --------------

     Research and development costs        $     2,300,529   $      2,966,689    $    4,646,345   $    5,629,144
     Less funding                                   56,300            116,437            77,840          217,887
                                           ---------------   ----------------    --------------   --------------
                                           $     2,244,229   $      2,850,252    $    4,568,505   $    5,411,257
                                           ===============   ================    ==============   ==============


6)   COMMITMENTS
     The Company may borrow up to $8,000,000 from a bank under an usecured demand line of credit with interest at bank's prime rate (7.5% at December 26, 1998). Borrowing under the line are limited to 100% of the Company's cash balance plus 80% of domestic accounts receivable under 90 days outstanding. As of December 26 1998 there were borrowings against the line of credit of $646,548.

7)   STOCKHOLDERS' EQUITY
     Capital stock consists of the following:




                                                                       NUMBER OF SHARES
                                                    ----------------------------------------------------
                                                       AUTHORIZED          ISSUED AND OUTSTANDING
                                                                     -----------------------------------
                                                                       DECEMBER 26,         DECEMBER 27,
                                                                           1998                 1997
                                                                     ----------------   ----------------
Preferred stock:
       Preferred stock, $.01 par value                 1,000,000                    -                  -
                                                    ----------------------------------------------------
          Total preferred stock                        1,000,000                    -                  -
                                                    ----------------------------------------------------
Common stock:
       Common stock, $.01 par value                   30,000,000            8,649,732          8,458,615
                                                    ----------------------------------------------------
               Total common stock                     30,000,000            8,649,732          8,458,615
                                                    ----------------------------------------------------
               Total capital stock                    31,000,000            8,649,732          8,458,615
                                                    ----------------------------------------------------


     Effective August 26, 1998, the Company repriced all of its stock options which had been granted since June 29, 1997 to the closing price on that date which was $6.00 per share, except for those options which had been granted to directors of the Company. Options for directors were not repriced.


8)   COMPREHENSIVE INCOME
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income during the quarter ended September 26, 1998. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting form investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive income be shown as a separate component of stockholders' equity with additional disclosure of accumulated balances for each classification within other comprehensive income in addition to the reporting of total comprehensive income. Accumulated other comprehensive income, a component of stockholders' equity previously titled "cumulative translation adjustment," consists solely of foreign currency translation. The components of total comprehensive income (loss) were as follows:


                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                    ----------------------------------    -------------------------------
                                      DECEMBER 26,       DECEMBER 27,       DECEMBER 26,     DECEMBER 27,
                                          1998               1997               1998            1997
                                    ---------------   ----------------    ---------------    ------------
     Net income (loss)              $      (436,362)  $      1,274,835    $    (3,917,452)   $  2,429,785
     Comprehensive income (loss)             (3,109)           (48,716)           141,023         (48,716)
                                    ---------------   ----------------    ---------------    ------------
                                    $      (439,471)  $      1,226,119    $    (3,776,429)   $  2,381,069
                                    ===============   ================    ===============    ============


9)   RESTRUCTURING CHARGE AND OTHER RELATED EXPENSES
     During the first quarter of Fiscal 1998, the Company announced its intention to consolidate its Modesto, California operations into its Woburn, Massachusetts and Colorado Springs, Colorado sites. The company also initiated a plan to consolidate its Beverly, Massachusetts operation into Woburn, which was completed by the end of the second quarter.

     These consolidations resulted in a restructuring charge of $1,497,000, most of which has been expended. The restructuring charge consisted of severance relating to the termination of seventy employees, abandonment of leasehold improvements and fixed assets, and facility costs, primarily future lease payments relating to abandoned facilities. Accrued expenses at December 26, 1998 included approximately $331,000 relating to restructuring accruals for severance and facility costs expected to be paid over the next fifteen months.

     In addition, the Company wrote down inventory totaling $1,090,000 during the first quarter. The write-down was due to excess inventory resulting from the unexpected severity of the downturn in the semiconductor equipment industry, excess and obsolete customer-specific inventory, and the abandonment of certain marginal product lines. The Company also incurred $393,000 of other transition costs related to the consolidations for moving assets and training personnel. The total expense related to restructuring, inventory write-down, and transitional costs was $2,980,000.

10)  NONCASH TRANSACTION
     During the quarter ended September 26, 1998, 21,940 shares of common stock were returned to the Company in lieu of a cash reimbursement for warranty costs incurred related to products shipped by CPI, Inc. prior to their acquisition by ASTeX.


11)  ACQUISITIONS
     On November 4, 1998 the Company completed the acquisition of PlasmaQuest, Inc., a manufacturer of ECR systems for R&D, magnetic disk head processing, and electronic packaging applications. The acquired company was renamed ASTeX PlasmaQuest, Inc.

     The Company acquired all the stock of PlasmaQuest for a total purchase price of $22,656. The purchase price was paid in cash from the Company's cash reserves.

     On October 1, 1997 the Company completed the acquisition of Sorbios GmbH, renamed ASTeX Sorbios GmbH, a manufacturer of ozone generators and air ionizes for semiconductor production.

     The Company acquired all the stock of Sorbios GmbH for a total purchase price of $3,699,413. The purchase price was paid in cash from the Company's cash reserves.

     Acquisition costs of $212,423 related to in-process research and development were charged to operating expense.

     The acquisitions were accounted for by the purchase method of accounting and accordingly, the purchase prices were allocated to the assets acquired and the liabilities assumed based on their fair market value at the dates of acquisition.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



       GENERAL
       Applied Science and Technology, Inc. (the "Company" or "ASTeX") provides precision reactive gas processing solutions and specialty power sources to the semiconductor, electronics, medical, and industrial markets. Our broad product line is based on one or more of our core technologies including reactive gas processing, power sources, and system integration. Depending on our customers' needs, we provide varying levels of integration from components to integrated subsystems to complete process systems. Our reactive gas solutions give our customers a competitive advantage by improving their time to market with lower costs and less complexity.


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 26, 1998 AND DECEMBER 27, 1997


       The following table compares the consolidated statements of operations for the three-month and six-month periods ended December 26, 1998 and December 27, 1997, expressed as a percentage of total revenue.

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                -----------------------------    ------------------------------
                                                 DECEMBER 26,   DECEMBER 27,      DECEMBER 26,    DECEMBER 27,
                                                     1998           1997              1998              1997
                                                --------------   ------------    --------------    ------------
Product sales, net                                       93.3%          94.2%             91.8%           93.6%
Research contract revenue                                 0.7%           0.9%              0.8%            1.0%
Other revenue                                             6.0%           4.9%              7.4%            5.4%
                                                --------------   ------------    --------------    ------------
       Total revenue                                    100.0%         100.0%            100.0%          100.0%
                                                --------------   ------------    --------------    ------------
Cost of sales and revenue:
   Product sales and other revenue                       73.0%          63.1%             79.9%           62.8%
   Research contracts                                     0.3%           0.2%              0.5%            0.3%
                                                --------------   ------------    --------------    ------------
       Total cost of sales and revenue                   73.3%          63.3%             80.4%           63.1%
                                                --------------   ------------    --------------    ------------

       Gross profit                                      26.7%          36.7%             19.6%           36.9%
                                                --------------   ------------    --------------    ------------
Operating expenses:
   Selling expenses                                       7.0%           5.3%              8.2%            5.1%
   General and administrative expenses                   10.7%           8.4%             12.7%            8.2%
   Research and development expenses                     13.3%          12.7%             15.8%           13.6%
   Restructuring charge                                   0.0%           0.0%              5.1%            0.0%
   Acquisition-related expenses                           0.0%           0.9%              0.0%            0.5%
                                                --------------   ------------    --------------    ------------
       Total operating expenses                          31.0%          27.3%             41.8%           27.4%
                                                --------------   ------------    --------------    ------------

       Earnings (loss) from operations                   (4.3%)          9.4%            (22.2%)           9.5%
                                                --------------   ------------    --------------    ------------
Other expense (income):
   Interest expense                                       0.0%           0.2%              0.0%            0.5%
   Interest income                                       (0.4%)         (0.6%)            (0.6%)          (0.6%)
   Other expense (income)                                (0.4%)          0.1%             (0.2%)          (0.5%)
                                                --------------   ------------    --------------    ------------
       Total other income                                (0.8%)         (0.3%)            (0.8%)          (0.6%)
                                                --------------   ------------    --------------    ------------
       Earnings (loss) before income taxes               (3.5%)          9.7%            (21.4%)          10.1%
Income tax expense (benefit)
                                                         (0.9%)          4.1%             (7.9%)           4.0%
                                                --------------   ------------    --------------    ------------
       Net earnings (loss)
                                                         (2.6%)          5.6%            (13.5%)           6.1%
                                                ==============   ============    ==============    ============


     REVENUE
     Total revenue declined 25% to $16,854,000 in the second quarter and declined 27% to $28,954,000 for the six months of the 1999 Period compared to $22,440,000 and $39,891,000 for the 1998 Periods. This decline was primarily the result of the severe downturn in the semiconductor capital equipment industry, leading to a 33% decline in sales to semiconductor capital equipment customers in the 1999 Periods compared to the 1998 Periods. Other revenue consisting of service, spare parts and repairs was flat at approximately $1,000,000 for the second quarters and $2,000,000 for the six months in both periods.

     GROSS PROFIT
     Gross profit decreased 45% to $4,499,000 in the second quarter and decreased 61% to $5,674,000 for the six months of the 1999 Period compared to the 1998 Period. Gross profit as a percent of total revenue decreased to 27% for the second quarter and decreased to 20% for the six months of the 1999 Period compared to 37% for the second quarter and the six months in the 1998 Period. These declines resulted from reduced manufacturing volumes, a less favorable product mix and an inventory write down of $1,090,000 primarily due to the unexpected severity of the downturn in the semiconductor equipment industry and customer-specific product terminations.

     The Company continues to seek to develop and introduce products having higher gross margins and to focus on improving manufacturing efficiencies and methods in order to improve gross profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE
     Selling expenses were approximately flat in the second quarter of the 1999 Period at $1.2 million and increased 18% to $2,375,000 for the six months of the 1999 Period as a result of the establishment of the Global Customer Operations organization and increased staffing to strengthen the Company's global marketing, sales, service and product management infrastructure. General and administrative expenses decreased 4% in the second quarter to $1,808,000 due to consolidation of facilities and resulting savings and increased 12% for the six months of the 1999 Period in comparison to the 1998 Period due to costs associated with a management change in Europe, higher information systems costs due to implementation of a new company-wide Enterprise Resource Planning ("ERP") system, increased goodwill amortization, and general and administrative expenses associated with new acquisitions.

     As a result of the consolidation of two facilities in the first half of the 1999 Period, the Company recorded a restructuring charge of $1,497,000.
     The restructuring charge consisted of severance relating to the termination of seventy full-time employees, abandonment of leasehold improvements and fixed assets, and facility costs, primarily future lease payments relating to abandoned facilities. Accrued expenses at December 26, 1998 included approximately $331,000 relating to restructuring accruals for severance and facility costs expected to be paid over the next fifteen months. The Company also incurred $393,000 of other transition costs related to the consolidations for moving inventory and equipment and training personnel. The total expense relating to restructuring, inventory write-down and transition inventory and equipment costs was $2,980,000. These consolidations are estimated to reduce the Company's costs by approximately $2.0 million per year.

     RESEARCH AND DEVELOPMENT
     Net research and development expenses decreased 21% to $2,244,000 in the second quarter and decreased 16% to $4,569,000 for the six months of the 1999 Period as the Company reduced its overall level of investment in response to the decline in revenue levels. Gross spending (total research and development spending, including funded joint development and the direct costs of research contracts) decreased 22% in the second quarter and 17% in the six months of the 1999 Period in comparison to the 1998 Period.

     As a part of the acquisition of ASTeX Sorbios in the 1997 Period, the Company incurred an expense of $212,000 for in-process research and development. There were no such acquisition-related charges in the 1999 Period.

     OPERATING INCOME (LOSS)   .

     Operating income decreased from $2,099,000 in the second quarter and $3,776,000 for the six months in the 1998 Period to an operating loss of $726,000 in the second quarter and $6,439,000 in the six months of the 1999 Period. The operating loss in the 1999 Period resulted from the one-time charges of $2.8 million relating to restructuring, inventory write-down and transition costs, the reduced gross margin in comparison to the 1998 Period and the increased operating expenses as a percentage of total revenue.

     During the 1999 Period the Company consolidated its Modesto, California facility into its Woburn, Massachusetts and Colorado Springs, Colorado sites and its Beverly, Massachusetts facility into Woburn in order to reduce its fixed costs and improve gross profit margins. These consolidations resulted in a restructuring charge of $1,497,000 most of which has been expended.

     OTHER EXPENSES AND INCOME TAXES
     Total other income declined $45,000 in the second quarter primarily due to less interest income on less cash reserves compared to the second quarter of the 1998 Period and was flat at approximately $240,000 in the six months of the 1999 Period and the 1998 Period as a decline in interest expense in the 1999 Period resulting from repayment of bank debt was offset by a reduction in other income in the 1999 Period due to the sale of an investment in Low Entropy Systems, Inc. in the 1998 Period which resulted in a one-time gain of $250,000.

     Income tax expense declined from $911,000 expense in the second quarter of the 1998 Period to a tax benefit of $158,000 in the second quarter of the 1999 Period and income tax expense declined from $1,589,000 in the six months of the 1998 Period compared to a $2,286,000 tax benefit in the 1999 Period.

     LIQUIDITY AND CAPITAL RESOURCES
     At December 26, 1998, we had cash and short-term investments of $2.2 million with working capital of $23.0 million compared to December 27, 1997, when we had cash and short-term investments of $11.1 million and working capital of $26.9 million.

     During the six months ended December 26, 1998, our cash position decreased from $7.7 million to $2.2 million. The $5.5 million decrease resulted from cash used for operating activities of $3.0 million, cash used for investing activities of $2.6 million and cash used for financing activities of $26,000. Cash of $3.0 million used for operating activities consisted of the $3.9 million net loss and $1.4 million used for net changes in operating assets, including deferred income taxes. These sums were offset by noncash depreciation and amortization of $1.7 million and a noncash loss on disposal of assets of $625,000. Net cash used for investing activities of $2.6 million was comprised of $1.0 million in additions to property and equipment and $1.6 million in acquisition-related receivables. Net cash used for financing activities of $26,000 resulted primarily from repayments of notes payable of $206,000 offset by net borrowings under the bank line of credit of $173,000.

     We have a credit facility with State Street Bank and Trust Company which consists of an $8.0 million unsecured demand line of credit with interest at the bank's prime rate of 7.75% at December 26, 1998. This facility is subject to our meeting certain financial covenants which are tested quarterly. We are currently in compliance with all covenants. As of December 26, 1998, we had borrowings against the line of credit of $647,000 and an additional availability of $7.4 million. The line of credit expires in May 2000.

     We continue to use cash resources for developing new products, expanding sales and marketing, performing collaborative product development projects, and for general working capital. We seek joint ventures and/or acquisitions that will enhance our position in our markets with the potential to increase revenue and profitability.

     In early February, 1999 the Company filed a registration statement to register up to 2,875,000 of its common stock in a secondary offering.

     We believe that existing cash resources and funds from the anticipated secondary public offering of common stock, anticipated cash flows from operations and our credit facility will be sufficient to meet planned operating expenses and working capital requirements for a period of at least the next 12 months.

     EFFECTS OF INFLATION
     We believe that inflation has not had a significant impact on our revenues or operating results.

     YEAR 2000 DISCLOSURE

     Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with Year 2000 requirements.

     We believe that our financial reporting and enterprise resource planning
     (ERP) systems will be Year 2000 compliant by April 1999 except for the recently acquired ASTeX PlasmaQuest operation which is not currently a material component of our business. We are currently in the process of updating our financial reporting and ERP systems with SAP R/3, which has been represented as being Year 2000 compliant by its producer. We are currently using SAP R/3 in our facility in Woburn, Massachusetts. The current ERP software packages used by ASTeX ETO are represented as being Year 2000 compliant. The current software package used by ASTeX Sorbios is not Year 2000 compliant. We intend to purchase an upgrade that is represented as being Year 2000 compliant and will implement this software by April 1999. We plan to upgrade the ASTeX PlasmaQuest system to be Year 2000 compliant before October 1999. Our other software is generally certified by the vendor as Year 2000 compliant or is not considered critical to our operations.

     We have spent approximately $1.5 million through December 26, 1998 on SAP R/3 software, hardware and consultants. We plan future SAP R/3 implementation expenditures of approximately $300,000. Although we believe future SAP R/3 implementation cost estimates to be accurate, we can not provide any assurance that these costs will not increase or that the implementations will occur by the dates estimated. We have conducted a review of our manufacturing equipment and facilities to ensure Year 2000 compliance. Based on our assessment, we do not anticipate that a material Year 2000 issue will be discovered in this area.

     We have addressed the Year 2000 preparedness of our critical suppliers and our major customers and related electronic data interfaces with these third parties. During the coming year we will contact critical suppliers and major customers to determine whether they are, or will be, compliant by the Year 2000. We expect to complete this assessment in the next few months. Based upon this evaluation, we will seek new vendors where necessary and formulate contingency plans to resolve customer-related issues that may arise. At this time we cannot estimate the impact that noncompliant suppliers and customers may have on our level of operations in the Year 2000. At present, we have not developed contingency plans, but we will determine whether to develop such plans when our assessment is completed.

     Although we have not made a systematic review of our products in operation at customer locations, we believe that a number of complete process systems may not be Year 2000 compliant. Over the next several months, we plan to identify noncompliant products and offer all necessary modifications to make them compliant. Additional noncompliant products could be identified during this process. Because a formal identification program has not been completed, we are unable to estimate the cost that will be incurred to remediate Year 2000 problems related to noncompliant products that are in operations at customer locations.

     BACKLOG
     Our backlog consists of purchase orders for standard products and contracts for research and development. At December 26, 1998 our backlog was approximately $12.9 million of which $12.0 million was a standard products and $907,000 was for research contracts. The backlog at December 27, 1997 was approximately $21.8 million of which $20.9 million was for standard products and $901,000 was for research contracts. We expect to complete all standard product backlog during the next six months and all research contract backlog during the next twelve months. The backlog figures exclude orders under certain just-in-time supply agreements with major semiconductor capital equipment manufacturers. These multi-year supply agreements, as well as certain government contracts, typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable

     SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          Dated:  January 29, 1999

          APPLIED SCIENCE AND TECHNOLOGY, INC.
          (Registrant)



  Name                     Capacity                             Date
  ----                     --------                             ----



  /s/ Richard S. Post      Chairman of the Board, Chief         January 29, 1999
  -------------------                                           ----------------
  Richard S. Post          Executive Officer and President
                           (principal executive officer)


  /s/ John M. Tarrh        Chief financial Officer, Senior      January 29, 1999
  -----------------                                             ----------------
  John M. Tarrh            Vice President of Finance
                           (principal financial and accounting
                           officer) and Director