Form 10-Q
period 1999-03-27
APPLIED SCIENCE & TECHNOLOGY INC
filed 1999-05-11
CIK 912842

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                      __________________________________

          (Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIRS EXCHANGE ACT OF 1934

          For the quarterly period ended March 27, 1999
                                         --------------

(_)       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes  X  No___
                                     ---
Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

      COMMON STOCK, $0.01 PAR VALUE                   11,342,612
      -----------------------------         -------------------------------
                    Class                    Outstanding as of May 3, 1999

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                    INDEX

         TITLE                                                                        PAGE
         -----                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Operations for the Three Months and
         Nine Months Ended March 27, 1999 and March 28, 1998                             2

         Consolidated Balance Sheets -
         March 27, 1999 and June 27, 1998                                                3

         Consolidated Statements of Cash Flows for the Nine Months Ended
         March 27, 1999 and March 28, 1998                                               4

         Notes to Consolidated Financial Statements                                      5

Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition                                   8

Item 3   Quantitative and Qualitative Disclosure about Market Risk                      13

PART II. OTHER INFORMATION

Items 1 -6  None

SIGNATURES                                                                              14

Appendix                                                                                15

ITEM 1   FINANCIAL STATEMENTS

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      ---------------------------------     ----------------------------------
                                                        MARCH 27,          MARCH 28,          MARCH 27,          MARCH 28,
                                                           1999               1998               1999               1998
                                                      ---------------    ---------------    ---------------    ---------------
                                                       (unaudited)        (unaudited)        (unaudited)        (unaudited)
Product sales, net                                 $     19,332,410   $      22,195,896  $      45,905,850  $      59,506,344
Research contract revenue                                   261,480             293,503            497,376            693,923
Other revenue                                             1,347,804             972,437          3,492,371          3,122,666
                                                      ---------------    ---------------    ---------------    ---------------
         Total revenue                                   20,941,694          23,461,836         49,895,597         63,322,933
                                                      ---------------    ---------------    ---------------    ---------------

Cost of sales and revenue:
     Product sales and other revenue                     13,785,521          15,076,802         36,930,991         40,111,450
     Research contracts                                      81,281             177,617            215,924            300,230
                                                      ---------------    ---------------    ---------------    ---------------
         Total cost of sales and revenue                 13,866,802          15,254,419         37,146,915         40,411,860
                                                      ---------------    ---------------    ---------------    ---------------

         Gross profit                                     7,074,892           8,207,417         12,748,682         22,911,253
                                                      ---------------    ---------------    ---------------    ---------------

Operating expenses:
     Selling expenses                                     1,329,059           1,145,261          3,703,746          3,162,060
     General and administrative expenses                  1,830,944           1,791,298          5,503,465          5,078,619
     Research and development expenses (note 5)           2,476,878           3,019,286          7,045,383          8,430,544
     Restructuring charge (note 9)                                0                   0          1,497,292                  0
     Acquisition-related expenses (note 11)                       0                   0                  0            212,423
                                                      ---------------    ---------------    ---------------    ---------------
         Total operating expenses                         5,636,881           5,955,845         17,749,886         16,883,646
                                                      ---------------    ---------------    ---------------    ---------------

         Earnings (loss) from operations                  1,438,011           2,251,572         (5,001,204)         6,027,607
                                                      ---------------    ---------------    ---------------    ---------------

Other expense (income):
     Interest expense                                         5,327                  36             32,787            196,068
     Interest income                                        (97,545)           (157,522)          (284,567)          (380,947)
     Other expense (income)                                   8,991             (37,463)           (60,103)          (252,820)
                                                      ---------------    ---------------    ---------------    ---------------
         Total other expense (income)                       (83,227)           (194,949)          (311,883)          (437,699)
                                                      ---------------    ---------------    ---------------    ---------------

         Earnings (loss) before income taxes              1,521,238           2,446,521         (4,689,321)         6,465,306

Income tax expense (benefit)                                737,000             869,000         (1,549,000)         2,458,000
                                                      ---------------    ---------------    ---------------    ---------------

         Net earnings (loss)                       $        784,238   $       1,577,521  $      (3,140,321) $       4,007,306
                                                      ===============    ===============    ===============    ===============

Basic net earnings (loss) per share                $           0.09   $           0.19   $          (0.36)  $            0.51
                                                      ===============    ===============    ===============    ===============
Diluted net earnings (loss) per share              $           0.08   $           0.18   $          (0.36)  $            0.47
                                                      ===============    ===============    ===============    ===============

Weighted average common shares outstanding
    used to calculate basic earnings (loss) per           9,064,624          8,482,518          8,759,678           7,874,262
    share
                                                      ===============    ===============    ===============    ===============

Weighted average common shares outstanding
    used to calculate diluted earnings (loss)             9,689,522          8,922,323          8,759,678           8,455,678
    per share
                                                      ===============    ===============    ===============    ===============

See accompanying Notes to Consolidated Financial Statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                      MARCH 27,                 JUNE 27,
                                                                                         1999                     1998
                                                                                  -------------------       -----------------
ASSETS                                                                               (unaudited)               (audited)
Current assets:
         Cash and cash equivalents                                             $          24,265,209     $        7,686,805
         Trade receivables, net (note 3)                                                  15,097,824             12,734,381
         Other receivables                                                                   906,163                     --
         Inventories (note 4)                                                             12,210,512             13,737,212
         Prepaid expenses and other assets                                                   400,206                548,709
         Deferred income taxes                                                             1,514,044              1,356,044
                                                                                  -------------------       -----------------
                  Total current assets                                                    54,393,958             36,063,151
                                                                                  -------------------       -----------------
Property, plant and equipment:
         Land                                                                                473,000                473,000
         Building                                                                          1,643,072              1,643,072
         Equipment                                                                        11,766,907             11,107,731
         Furniture and fixtures                                                            1,074,037              1,032,497
         Leasehold improvements                                                            2,053,982              2,228,246
                                                                                  -------------------       -----------------
                                                                                          17,010,998             16,484,546
         Less accumulated depreciation and amortization                                   (8,848,103)            (7,960,282)
                                                                                  -------------------       -----------------
                  Net property, plant and equipment                                        8,162,895              8,524,264
                                                                                  -------------------       -----------------
Other assets:
         Patents, net                                                                      1,010,825              1,095,090
         Other assets                                                                          9,131                     --
         Goodwill, net of accumulated amortization                                         4,088,809              4,042,031
         Deferred income taxes                                                             2,835,294              1,099,998
         Notes receivable, less current maturities                                           435,611                468,772
                                                                                  -------------------       -----------------
                  Total other assets                                                       8,379,670              6,705,891
                                                                                  ===================       =================
                  Total assets                                                 $          70,936,523     $       51,293,306
                                                                                  ===================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                                  3,816,316              3,011,798
         Accrued expenses                                                                  3,100,630              1,935,229
         Accrued compensation expense and related costs                                    1,414,626              1,993,027
         Accrued income taxes                                                                393,702                293,444
         Commissions payable and customer advances                                           536,058                259,154
                                                                                  -------------------       -----------------
                  Total current liabilities                                                9,261,332              7,492,652
                                                                                  -------------------       -----------------
Stockholders' equity (note 7)
         Common stock (note 10)                                                              107,185                 86,065
         Additional paid-in capital                                                       65,190,366             44,193,116
         Accumulated deficit                                                              (3,387,416)              (247,095)
         Accumulated comprehensive loss                                                      (86,618)               (83,106)
         Less:  Notes receivable for common stock purchases                                 (148,326)              (148,326)
                                                                                  -------------------       -----------------
                  Total stockholders' equity                                              61,675,191             43,800,654
                                                                                  -------------------       -----------------
                                                                               $          70,936,523     $       51,293,306
                                                                                  ===================       =================

See accompanying Notes to Consolidated Financial Statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                 -----------------------------------------
                                                                                     MARCH 27,                MARCH 28,
                                                                                        1999                     1998
                                                                                 ----------------         ---------------
                                                                                    (unaudited)              (unaudited)
Cash flows from operating activities:
   Net earnings (loss)                                                           $     (3,140,321)        $     4,007,306
   Adjustments to reconcile net earnings (loss) to net cash
   provided by operating (used for) activities:
       Depreciation                                                                     1,901,039               1,585,587
       Amortization                                                                       462,461                 466,615
       Acquisition-related expense                                                             --                 212,423
       Deferred income taxes                                                           (1,893,296)                     --
       Gain on sale of investment                                                              --                (250,000)
       Loss on disposal of property, plant and equipment                                  624,691                      --
       Changes in assets and liabilities:
           Accounts receivable                                                         (1,349,923)                 (5,031)
           Inventories                                                                  1,824,598              (4,875,481)
           Prepaid expenses and other assets                                              210,646                (230,877)
           Notes receivable                                                               (65,121)                  9,920
           Accounts payable                                                               292,708                 (61,920)
           Accrued expenses                                                              (235,386)              1,074,647
           Commissions payable and customer advances                                      276,904                 (51,198)
                                                                                 ----------------         ---------------
                 Net cash provided by (used for) operating
                 activities                                                            (1,091,000)              1,881,991
                                                                                 ----------------         ---------------

Cash flows from investing activities:
   Acquisition of subsidiaries, less cash acquired                                        (22,656)             (3,682,639)
   Purchase of investments                                                                     --                    (339)
   Sale of investments                                                                         --                 500,000
   Investments in other assets                                                             44,191                      --
   Acquisition-related receivable                                                        (806,163)                     --
   Advances to subsidiary prior to acquisition                                           (800,000)                     --
   Additions to property and equipment                                                 (1,238,955)             (1,715,607)
   Patents and other assets                                                               (31,559)                (24,419)
                                                                                 ----------------         ---------------
           Net cash used for investing activities                                      (2,855,142)             (4,923,004)
                                                                                 ----------------         ---------------

Cash flows from financing activities:
   Repayments of notes payable                                                           (685,509)             (9,173,208)
   Net proceeds from issuance of common stock                                          21,213,567              15,715,573
                                                                                 ----------------         ---------------
           Net cash provided by financing activities                                   20,528,058               6,542,365
                                                                                 ----------------         ---------------

Effect of exchange rate changes on cash                                                    (3,512)               (100,631)
                                                                                 ----------------         ---------------
Net increase in cash and cash equivalents                                              16,578,404               3,400,721

Cash and cash equivalents at beginning of period                                        7,686,805               3,246,337
                                                                                 ----------------         ---------------
Cash and cash equivalents at end of period                                       $     24,265,209         $     6,647,058
                                                                                 ================         ===============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                                  $         33,885         $       249,580
                                                                                 ================         ===============
       Income taxes                                                              $        268,709         $     2,000,921
                                                                                 ================         ===============

See accompanying Notes to Consolidated Financial Statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1)   BASIS OF PRESENTATION

     The unaudited financial statements as of March 27, 1999 and March 28, 1998, and for the three month and nine month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 27, 1998 and the notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2)   EARNINGS (LOSS) PER SHARE

     The weighted average number of shares used to compute diluted earnings
     (loss) per share consisted of the following:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                            -------------------------    --------------------------
                                              MARCH 27,    MARCH 28,      MARCH 27,      MARCH 28,
                                                1999         1998           1999           1998
                                            -----------   -----------    -----------    -----------
                                            (unaudited)   (unaudited)    (unaudited)    (unaudited)
Weighted average common shares               9,064,624     8,482,518      8,759,678      7,874,262
       outstanding
Weighted average common equivalent             624,898       439,805             --        581,416
       shares due to stock options and
       warrants
                                            -----------   -----------    -----------    -----------
                                             9,689,522     8,922,323      8,759,678      8,455,678
                                            ===========   ===========    ===========    ===========

     Weighted average common equivalent shares relating to stock options and warrants were not included in the weighted average shares used to compute diluted loss per share for the nine months ended March 27, 1999, as they had an antidilutive effect.

3)   ACCOUNTS RECEIVABLE

                                               MARCH 27,            JUNE 27,
                                                  1999                1998
                                            -----------------   ---------------
                                               (unaudited)         (audited)
     Accounts receivable, trade             $  15,396,979       $  13,044,466
     Notes receivable, current portion            232,178              67,354
     Allowance for doubtful accounts             (531,333)           (377,439)
                                            -----------------   ---------------
                                            $  15,097,824       $  12,734,381
                                            =================   ===============

4)   INVENTORIES

                                                MARCH 27,          JUNE 27,
                                                  1999               1998
                                            ---------------     ---------------

                                               (unaudited)         (audited)

     Raw materials                          $     7,797,349     $    8,990,201
     Work in process                              3,347,054          3,210,131
     Finished goods                               1,066,109          1,536,880
                                            ----------------    ---------------
                                            $    12,210,512     $   13,737,212
                                            ================    ===============

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

     The Company also receives funding for certain research and development costs which is used to offset its research and development expenses. The Company incurred research and development expenses, net of funding received, as follows:

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                       --------------------------    --------------------------
                                        MARCH 27,       MARCH 28,     MARCH 27,      MARCH 28,
                                          1999            1998          1999           1998
                                       -----------    -----------    -----------    -----------
                                       (unaudited)    (unaudited)    (unaudited)    (unaudited)
     Research and development costs    $ 2,493,045    $ 3,019,286    $ 7,139,390    $ 8,484,481
     Less funding                           16,167             --         94,007         53,937
                                       -----------    -----------    -----------    -----------
                                       $ 2,476,878    $ 3,019,286    $ 7,045,383    $ 8,430,544
                                       ===========    ===========    ===========    ===========

6)   COMMITMENTS

     The Company may borrow up to $8,000,000 from a bank under an unsecured demand line of credit with interest at bank's prime rate (7.75% at March 27, 1999). Borrowings under the line are limited to 100% of the Company's cash balance plus 80% of domestic accounts receivable under 90 days outstanding. As of March 27, 1999 there were no borrowings against the line of credit.

7)   STOCKHOLDERS' EQUITY

     Capital stock consists of the following:

                                                             NUMBER OF SHARES
                                         -----------------------------------------------------------
                                            AUTHORIZED                   ISSUED AND OUTSTANDING
                                                                 -----------------------------------
                                                                    MARCH 27,             JUNE 27,
                                                                      1999                  1998
                                                                 -----------------    --------------
     Preferred stock:                                               (unaudited)          (audited)
     Preferred stock, $.01 par value         1,000,000                      -                    -
                                         -----------------------------------------------------------
     Total preferred stock                   1,000,000                      -                    -
                                         -----------------------------------------------------------
     Common stock:
     Common stock, $.01 par value           30,000,000             10,718,461            8,606,463
                                         -----------------------------------------------------------
     Total common stock                     30,000,000             10,718,461            8,606,463
                                         -----------------------------------------------------------
     Total capital stock                    31,000,000             10,718,461            8,606,463
                                         -----------------------------------------------------------


     Effective August 26, 1998, the Company repriced all of its stock options which had been granted since June 29, 1997 to the closing price on that date which was $6.00 per share, except for those options which had been granted to directors of the Company, which were not repriced.

     On March 5, 1999, the Company completed the registration and sale of 2,000,000 shares of common stock at $10.35, net of underwriters discount of $0.65 per share. Subsequent to March 27, 1999, the underwriters exercised their over-allotment option to purchase an additional 300,000 shares of common stock, bringing total shares issues in this offering to 2.3 million. The total net proceeds from the offering of approximately $23 million will be used for general working capital purposes.

8)   COMPREHENSIVE INCOME

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income during the quarter ended September 26, 1998. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive income be shown as a separate component of stockholders' equity with additional disclosure of accumulated balances for each classification within other comprehensive income in addition to the reporting of total comprehensive income. Accumulated other comprehensive income, a component of stockholders' equity previously titled "cumulative translation adjustment," consists solely of foreign currency translation. The components of total comprehensive income (loss) were as follows:

                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                      ---------------------------------------    ----------------------------------
                                          MARCH 27,            MARCH 28,            MARCH 27,          MARCH 28,
                                            1999                  1998                1999               1998
                                      -----------------     -----------------    ---------------    ---------------
                                         (unaudited)           (unaudited)         (unaudited)        (unaudited)
     Net income (loss)                $        784,238      $       1,577,521    $   (3,140,321)    $    4,007,306
     Comprehensive income (loss)              (144,535)              (51,915)            (3,512)          (100,631)
                                      -----------------     -----------------    ---------------    ---------------
                                      $        639,703      $       1,525,606    $   (3,143,833)    $    3,906,675
                                      =================     =================    ===============    ===============


9)   RESTRUCTURING CHARGE AND OTHER RELATED EXPENSES

     During the first quarter of Fiscal 1999, the Company announced its intention to consolidate its Modesto, California operations into its Woburn, Massachusetts and Colorado Springs, Colorado sites, which was completed by the end of the first quarter. The Company also initiated a plan to consolidate its Beverly, Massachusetts operation into Woburn, which was completed by the end of the second quarter.

     These consolidations resulted in a restructuring charge of $1,497,000, most of which has been expensed. The restructuring charge consisted of severance relating to the termination of 70 employees, abandonment of leasehold improvements and fixed assets, and facility costs (primarily future lease payments relating to abandoned facilities). Accrued expenses at March 27, 1999 included approximately $304,000 relating to restructuring accruals for severance and facility costs expected to be paid over the next 12 months.

     In addition, the Company wrote down inventory totaling $1,090,000 during the first quarter of Fiscal 1999. The write-down was due to excess inventory resulting from the unexpected severity of the downturn in the semiconductor equipment industry, excess and obsolete customer-specific inventory, and the abandonment of certain marginal product lines. The Company also incurred $393,000 of other transition costs related to the consolidations for moving assets and training personnel. The total expense related to restructuring, inventory write-down, and transitional costs was $2,980,000.

10)      NONCASH TRANSACTION
         During the quarter ended September 26, 1998, 21,940 shares of common stock were returned to the Company in lieu of a cash reimbursement for warranty costs incurred related to products shipped by CPI, Inc. prior to their acquisition by ASTeX.


11)      ACQUISITIONS
         On April 5, 1999 the Company completed the acquisition of Klee Corporation, a manufacturer of physical vapor deposition process systems targeted to a segment of electronics packing known as under-bump metallurgy or flip-chip packaging. Klee has had limited operations through the date of its acquisition.

         The company acquired all of the stock of Klee in exchange for 310,604 shares of ASTeX common stock. The acquisition was accounted for on a pooling of interests basis.

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

         On October 1, 1997 the Company completed the acquisition of Sorbios GmbH, renamed ASTeX GmbH, a manufacturer of ozone generators and air ionizers for semiconductor production.

         The Company acquired all the stock of Sorbios GmbH for a total purchase price of $3,699,413. The purchase price was paid in cash from the Company's cash reserves. Acquisition costs of $212,423 related to in-process research and development were charged to operating expense.

         Except for Klee, these acquisitions were accounted for by the purchase method of accounting and accordingly, the purchase prices were allocated to the assets acquired and the liabilities assumed based on their fair market value at the dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL
Applied Science and Technology, Inc. (the "Company" or "ASTeX") provides precision reactive gas processing solutions and specialty power sources to the semiconductor, electronics, medical, and industrial markets. The Company's broad product line is based on one or more of its core technologies including reactive gas processing, power sources, and system integration. Depending on our customers' needs, we provide varying levels of integration - from components to integrated subsystems to complete process systems. Our reactive gas solutions give our customers a competitive advantage by improving their time to market with lower costs and less complexity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 27, 1999 AND MARCH 28, 1998
The following table compares the consolidated statements of operations for the three-month and nine-month periods ended March 27, 1999 and March 28, 1998, expressed as a percentage of total revenue.

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      ---------------------------------     ----------------------------------
                                                        MARCH 27,          MARCH 28,          MARCH 27,          MARCH 28,
                                                           1999               1998               1999               1998
                                                      ---------------    ---------------    ---------------    ---------------
Product sales, net                                           92.3%               94.6%              92.0%              94.0%
Research contract revenue                                     1.2%                1.3%               1.0%               1.1%
Other revenue                                                 6.4%                4.1%               7.0%               4.9%
                                                      ---------------    ---------------    ---------------    ---------------
         Total revenue                                      100.0%              100.0%             100.0%             100.0%
                                                      ---------------    ---------------    ---------------    ---------------

Cost of sales and revenue:
     Product sales and other revenue                         65.8%               64.3%              74.0%              63.3%
     Research contracts                                       0.4%                0.8%               0.4%               0.5%
                                                      ---------------    ---------------    ---------------    ---------------
         Total cost of sales and revenue                     66.2%               65.0%              74.4%              63.8%
                                                      ---------------    ---------------    ---------------    ---------------

         Gross profit                                        33.8%               35.0%              25.6%              36.2%
                                                      ---------------    ---------------    ---------------    ---------------

Operating expenses:
     Selling expenses                                         6.4%                4.9%               7.4%               5.0%
     General and administrative expenses                      8.7%                7.6%              11.0%               8.0%
     Research and development expenses                       11.8%               12.9%              14.1%              13.3%
     Restructuring charge                                     0.0%                0.0%               3.0%               0.0%
     Acquisition-related expenses                             0.0%                0.0%               0.0%               0.3%
                                                      ---------------    ---------------    ---------------    ---------------
         Total operating expenses                            26.9%               25.4%              35.6%              26.7%
                                                      ---------------    ---------------    ---------------    ---------------

         Earnings (loss) from operations                      6.9%                9.6%             (10.0%)              9.5%
                                                      ---------------    ---------------    ---------------    ---------------

Other expense (income):
     Interest expense                                         0.0%                0.0%               0.1%               0.3%
     Interest income                                         (0.5%)              (0.7%)             (0.6%)             (0.6%)
     Other expense (income)                                   0.0%               (0.2%)             (0.1%)             (0.4%)
                                                      ---------------    ---------------    ---------------    ---------------
         Total other income                                  (0.4%)              (0.8%)             (0.6%)             (0.7%)
                                                      ---------------    ---------------    ---------------    ---------------

         Earnings (loss) before income taxes                  7.3%               10.4%              (9.4%)             10.2%

Income tax expense (benefit)                                  3.5%                3.7%              (3.1%)              3.9%
                                                      ---------------    ---------------    ---------------    ---------------

         Net earnings (loss)                                  3.7%                6.7%              (6.3%)              6.3%
                                                      ===============    ===============    ===============    ===============

REVENUE
Total revenue declined 11% to $20,942,000 in the third quarter and declined 21% to $49,896,000 for the nine months of the 1999 periods compared to $23,462,000 and $63,323,000 for the 1998 periods. This decline was primarily due to the severe downturn in the semiconductor segment and a decline in the industrial/medical segment of the business. The semiconductor segment declined by 27% for the nine months, and in the third quarter declined by 1% in the 1999 periods compared to the 1998 periods. The industrial/medical segment declined by 34% in the third quarter and 16% for the nine months of 1999 compared to the 1998 periods.

GROSS PROFIT
Gross profit decreased 14% to $7,075,000 in the third quarter and decreased 44% to $12,749,000 for the nine months of 1999 compared to the 1998 periods. Gross profit as a percent of total revenue decreased to 34% for the third quarter and decreased to 26% for the nine months of 1999 compared to 35% for the third quarter and 36% for the nine months in the 1998 periods. These declines resulted from reduced manufacturing volumes, a less favorable product mix and an inventory write down in the first quarter of Fiscal 1999 of $1,090,000 primarily due to the unexpected severity of the downturn in the semiconductor equipment industry and customer-specific product terminations.

The Company continues to seek to develop and introduce products having higher gross margins and to focus on improving manufacturing efficiencies and methods in order to improve gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE
Selling expenses increased 16% in the third quarter of the 1999 period to $1,329,000 and increased 17% to $3,704,000 for the nine months of the 1999 period as a result of the establishment of the Global Customer Operations organization and increased staffing to strengthen the Company's global marketing, sales, service and product management infrastructure. General and administrative expenses decreased 2% in the third quarter to $1,831,000 and increased 8% for the nine months of 1999 to $5,503,000 compared to the 1998 periods due to costs associated with a management change in Europe, and in the US, higher information systems costs due to implementation of a new company-wide Enterprise Resource Planning ("ERP") system, increased goodwill amortization, and general and administrative expenses associated with new acquisitions.

As a result of the consolidation of two facilities in the first half of Fiscal 1999, the Company recorded a restructuring charge of $1,497,000. The restructuring charge consisted of severance relating to the termination of 70 full-time employees, abandonment of leasehold improvements and fixed assets, and facility costs, primarily future lease payments relating to abandoned facilities. Accrued expenses at March 27, 1999 included approximately $304,000 relating to restructuring accruals primarily for facility costs expected to be paid over the next nine months. The Company also incurred $393,000 of other transition costs related to the consolidations for moving inventory and equipment and training personnel. The total expense relating to restructuring, inventory write-down, and transition costs was $2,980,000. These consolidations are estimated to reduce the Company's future operating costs by approximately $2.0 million per year.

RESEARCH AND DEVELOPMENT
Net research and development expenses decreased 18% to $2,477,000 in the third quarter and decreased 16% to $7,045,000 for the nine months of 1999 as the Company reduced its overall level of investment in response to the decline in revenue levels. Gross spending (total research and development spending, including funded joint development and the direct costs of research contracts) decreased 17% in the third quarter and 16% in the nine months of 1999 in comparison to the 1998 periods.

As a part of the acquisition of ASTeX Sorbios in the 1998 period, the Company incurred an expense of $212,000 for in-process research and development. There were no such acquisition-related charges in 1999.

OPERATING INCOME (LOSS)
Operating income was $1,438,000 in the third quarter reflecting an increase in revenues over the prior two quarters. The Company realized income of $2,252,000 in the third quarter of the 1998 period. Operating loss for the nine months of 1999 period was $5,501,000 compared to operating income of $6,028,000 in the nine months in the 1998 period. The operating loss in the nine month 1999 period resulted from the one-time charges of $3.0 million relating to restructuring, inventory write-down and transition costs, the reduced revenues yielding lower gross margins in comparison to the 1998 period, and the increased operating expenses as a percentage of total revenue.

OTHER EXPENSES AND INCOME TAXES
Total other income declined to $83,000 in the third quarter of 1999 primarily due to having less interest income on less cash reserves compared to the third quarter of 1998 and declined to $312,000 for the nine months of 1999 compared to the 1998 period. The decline in interest expense in the three months and the nine months of 1999 resulted from repayment of bank debt. Other income declined in 1999 because the sale of an investment in Low Entropy Systems, Inc. in 1998 resulted in a one-time gain of $250,000.

Income tax expense declined to $737,000 in the third quarter of 1999 compared to $869,000 in 1998, and declined from $2,458,000 in the nine months of 1998 to a tax benefit of $1,549,000 in the nine months of 1999 because of operating losses.

LIQUIDITY AND CAPITAL RESOURCES
At March 27, 1999, the Company had cash and short-term investments of $24.3 million with working capital of $45.1 million compared to June 27, 1998, when the Company had cash and short-term investments of $7.7 million and working capital of $28.5 million.

During the nine months ended March 27, 1999, the Company's cash position increased from $7.7 million to $24.3 million for an increase of $16.6 million. Cash used for operating activities was $1.1 million, cash used for investing activities was $2.9 million and cash provided from financing activities was $20.5 million, primarily net proceeds of $21.2 million raised from issuance of common stock in a subsequent stock offering completed in March 1999, offset by repayment of debt. Cash of $1.1 million used for operating activities consisted of $3.1 million net loss and $0.9 million used for net changes in operating assets, including deferred income taxes. These sums were offset by noncash depreciation and amortization of $2.4 million and a noncash loss on disposal of assets of $625,000. Net cash used for investing activities of $2.9 million included $1.2 million in additions to property and equipment and $0.8 million in acquisition-related receivables.

The Company has a credit facility with State Street Bank and Trust Company which consists of an $8.0 million unsecured demand line of credit with interest at the bank's prime rate of 7.75% at March 27, 1999. This facility is subject to certain financial covenants which are tested quarterly. The Company is currently in compliance with all covenants. As of March 27, 1999, there were no borrowings against the line of credit.

The Company believes that existing cash resources and funds from the secondary public offering of common stock, anticipated cash flows from operations and the credit facility will be sufficient to meet planned operating expenses and working capital requirements for a period of at least the next 12 months.

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

We believe that our financial reporting and enterprise resource planning (ERP) systems is Year 2000 compliant as of April 1999 except for the recently acquired ASTeX PlasmaQuest operation which is not currently a material component of our business. We are currently in the process of updating our financial reporting and ERP systems with SAP R/3, which has been represented as being Year 2000 compliant by its producer. We are currently using SAP R/3 in our facility in Woburn, Massachusetts. The current ERP software packages used by ASTeX ETO and an upgrade recently installed at ASTeX Sorbios are represented as being Year 2000 compliant. We plan to upgrade the ASTeX PlasmaQuest system to be Year 2000 compliant before October 1999. Our other software is generally certified as Year 2000 compliant or is not considered critical to our operations.

We have spent approximately $1.5 million through March 27, 1999 on SAP R/3 software, hardware and consultants. We plan future SAP R/3 implementation expenditures of approximately $300,000. Although we believe future SAP R/3 implementation cost estimates to be accurate, we can not provide any assurance that these costs will not increase or that the implementations will occur by the dates estimated. We have conducted a review of our manufacturing equipment and facilities to ensure Year 2000 compliance. Based on our assessment, we do not anticipate that a material Year 2000 issue will be discovered in this area.

We have addressed the Year 2000 preparedness of our critical suppliers and our major customers and related electronic data interfaces with these third parties. We have commenced contacting critical suppliers and major customers to determine whether they are, or will be, compliant by the Year 2000. We expect to complete this assessment in the next few months. Based upon this evaluation, we will seek new vendors where necessary and formulate contingency plans to resolve customer-related issues that may arise. At this time we cannot estimate the impact that noncompliant suppliers and customers may have on our level of operations in the Year 2000. At present, we have not developed contingency plans, but we will determine whether to develop such plans when our assessment is completed.

Although we have not made a systematic review of our products in operation at customer locations, we believe that a small number of complete process systems may not be Year 2000 compliant. Over the next several months, we plan to identify noncompliant products and offer all necessary modifications or recommendations for upgrades to make them compliant. Additional noncompliant products could be identified during this process. Because a formal identification program has not been completed, we are unable to estimate the cost that will be incurred to remediate Year 2000 problems related to noncompliant products under warraanty that are in operations at customer locations.

BACKLOG
Backlog consists of purchase orders for standard products and contracts for research and development. At March 27, 1999, backlog was approximately $26.3 million of which $25.6 million was for standard products and $675,000 was for research contracts. We had record bookings of $34.4 million and a book-to-bill ratio of 1.6:1 for the third quarter of 1999. The backlog at March 28, 1998 was approximately $19.3 million of which $18.7 million was for standard products and $607,000 was for research contracts. We expect to complete all standard product backlog during the next six months and all research contract backlog during the next twelve months. The backlog figures exclude orders under certain just-in-time supply agreements with major semiconductor capital equipment manufacturers. These multi-year supply agreements, as well as certain government contracts, typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

PART II.

Items 1 - 6

Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:  May 7, 1999

         APPLIED SCIENCE AND TECHNOLOGY, INC.
         (Registrant)


Name                          Capacity                              Date
----                          --------                              ----

/s/ Richard S. Post           Chairman of the Board, Chief          May 7, 1999
---------------------                                               ------------
Richard S. Post               Executive Officer and President
                              (principal executive officer)


/s/ John M. Tarrh             Chief Financial Officer, Senior       May 7, 1999
---------------------                                               -----------
John M. Tarrh                 Vice President of Finance
                              (principal financial and accounting
                              officer) and Director