Form 10-K
period 1999-06-26
APPLIED SCIENCE & TECHNOLOGY INC
filed 1999-09-24
CIK 912842

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    For the fiscal year ended June 26, 1999

                         Commission file number 0-22646

                               ----------------

                      Applied Science and Technology, Inc.
                        (Name of Issuer in its Charter)

                Delaware                               04-2962110
    (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or Organization)

  35 Cabot Road, Woburn, Massachusetts                 01801-1053
    (Address of Principal Executive                    (Zip Code)
                Offices)

                                 (781) 933-5560
              (Registrant's Telephone Number, Including Area Code)

                               ----------------

          Securities Registered Pursuant to Section 12(g) of the Act:
                                 Title of Class

                         Common Stock, $0.01 par Value

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K        .

   The aggregate market value of the shares of Common stock, held by non affiliates, based upon the average of the closing bid and asked prices for such stock on September 22, 1999 was approximately $195,290,000. As of September 22, 1999, 11,454,477 shares of Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on November 18, 1999 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 1. Business

Introduction

   We supply precision reactive gas processing solutions and specialty power sources to the semiconductor, electronics, medical and industrial markets. Our broad product line is based on one or more of our core technologies including reactive gas processing, power sources and system integration. Depending on our customers' needs, we provide varying levels of integration--from components to integrated subsystems to complete process systems. Our reactive gas solutions give our customers a competitive advantage by improving their time to market with lower costs and less complexity.

   The electronics revolution could not have taken place without the advent of reactive gas processing methods for production of semiconductors. A reactive gas, created when energy breaks apart the molecules in a stable gas, allows rapid chemical reactions to occur at relatively low temperatures, essential for manufacturing advanced electronic devices. The semiconductor industry is the largest user of precision reactive gas processing because of its extraordinary demands for ultra-pure, high-yield and fine-geometry processes.

   We sell an extensive line of integrated subsystems and components to leading semiconductor equipment manufacturers, such as Applied Materials, who incorporate our products into the equipment they sell to semiconductor manufacturers. Semiconductor technology advances, particularly shrinking line widths, are driving the need for more sophisticated manufacturing processes which increasingly involve the use of reactive gases. Many essential steps in the manufacture of semiconductors use reactive gas processes including photoresist stripping, etching, thin-film deposition, surface and chamber cleaning and abatement of toxic exhaust gases. As equipment companies seek to improve the efficiency of their development and manufacturing processes, they are working more closely with critical suppliers who can provide integrated subsystems. We deliver fully-integrated reactive gas solutions that address this opportunity.

   Precision reactive gas technologies are increasingly being used in other sectors of electronics including magnetic disk heads and advanced electronics packaging. For these applications, we sell complete process systems which incorporate our reactive gas solutions combined with a fully-integrated platform that includes substrate handling and a production process.

   We sell power source and reactive gas products for medical equipment and a variety of industrial applications. Our power sources are used in magnetic resonance imaging (MRI), medical lasers and medical apparatus sterilization. Industrial applications include power sources for laser markers and high intensity lamps and reactive gas sources for thin-film optical coating, polymer surface modification and removal of trace carcinogens from groundwater.

Precision Reactive Gas Processing

   A reactive gas is created by adding energy to a stable gas to break apart its molecules. The resulting dissociated gas produces rapid chemical reactions when it comes into contact with other matter.

   Reactive gas processes have important advantages relative to other types of chemical processes. Relative to wet chemical processes, which typically involve acids, reactive gas processes do not have acid disposal costs. In contrast to many other types of chemical processes, which often require high temperatures to sustain reactions, reactive gas processes take place at relatively low temperatures. Low temperatures avoid heat damage to materials involved in the process. Furthermore, reactions that take place in a gaseous state can be applied to precision processing for ultra-fine geometries. Thus for many applications in semiconductor processing and other precise chemical processing, dry processes using reactive gases are increasingly displacing other types of chemical processes.

   In the semiconductor industry, reactive gas processes are used in process steps that remove material (etch, strip or clean) or deposit material (deposition). Reactive gases that are frequently used in the semiconductor industry to remove material or perform cleaning operations include oxygen, fluorine, fluorocarbons, chlorine and ozone. Precision reactive gas etch and deposition processes are emerging in other sectors of electronics such as magnetic disk heads and advanced electronics packaging.

   Precision reactive gases are used in a wide variety of industrial processes that require high purity or very precise specifications for the end product. Reactive gas sources are used in deposition for many applications such as ultra-thin, precise optical films and diamond-like coatings for precision wear surfaces. Ozone, or reactive oxygen, is used to modify surfaces of polymers, to destroy carcinogens found in groundwater and to destroy bacteria and viruses such as in the medical and pharmaceutical industry where sterilization is critical.

   Designing equipment for producing high-purity reactive gases presents formidable engineering challenges requiring comprehensive mastery of a range of complex technologies. In making a reactive gas, a large amount of power, typically thousands of watts, must be delivered to the gas without damaging the chamber walls. Reactive gases are so highly corrosive that it is extremely difficult to contain these gases at high purity without contamination from corrosion of chamber walls. Thermal management of the chamber materials and temperature variations within the gas chamber is vital. Pressure management is also critical and must be integrated with power source characteristics and gas composition. As can be seen from the foregoing, successful design of reliable reactive gas source equipment involves a complex set of variables with many critical interactions and trade-offs.

ASTeX's Reactive Gas Solutions

   We have continually provided innovative solutions that address the need for purity, precision, uniformity, reliability and efficiency in reactive gas processes. Our engineers are experienced in addressing the difficult challenges associated with designing reactive gas equipment and have developed a breadth of solutions that meet our customers' exacting requirements. Drawing on our backgrounds in fusion energy research--which deals with the controlled heating of gases to ultra-high temperatures, demanding materials issues, high-energy power sources and reactive gas chemistry--and combined with our engineering talent from the semiconductor industry, we have a unique capability to deliver superior reactive gas solutions to all of our customers.

   To our customers in the semiconductor equipment market, we sell reactive gas subsystems that may be incorporated with their process chambers to add, for example, photoresist strip capability to a dry etch chamber or chamber clean capability to a deposition chamber. We sell our reactive gas sources (such as ozone) to suppliers of deposition and wet bench cleaning equipment. Our most integrated products provide magnetic disk head and electronics packaging manufacturers with complete process solutions. We also sell specialty power sources for medical and industrial applications. Every one of these solutions leverages our core competencies in reactive gas and power source engineering and addresses our customers' specific integration requirements.

Strategy

   Our objective is to expand our leadership position in advanced reactive gas processing solutions. Key elements of our strategy include:

  . Leverage Core Technologies in the Semiconductor Processing Market. We seek to increase our penetration of the semiconductor market by expanding our customer base and by using our core technologies to introduce new integrated reactive gas subsystems and innovative power sources. Over the past two years, we have introduced five new integrated subsystem products that provide significant benefits to our customers. Such benefits include greater efficiency, reduced cost, increased integration for lean manufacturing and improved environmental performance.

  . Extend Technology Leadership into New Market Segments. We intend to use our technology to address reactive gas and power source applications in new market segments. Exhaust gas abatement, manufacture of magnetic disk heads and advanced electronics packaging and groundwater remediation are among the new opportunities that we are addressing.

  . Expand Global Sales and Service. We are strengthening our global sales and service through increased staffing and an expanding infrastructure. We intend to expand our sales and service activities in Asia and Europe by adding direct personnel, independent representatives and joint ventures. In addition, we plan to develop end-user sales for existing products.

  . Accelerate Growth through Strategic Acquisitions. Over the past three years, we have acquired four companies, extending our technology and broadening our markets. We intend to continue to evaluate strategic acquisitions of companies and/or product lines, particularly those with closely-related technologies that serve applications beyond the semiconductor industry.

  . Continue to Build Collaborative Development Relationships with Key Customers. We work closely with our customers to anticipate and provide solutions that meet specific performance, reliability, cost, and integration requirements. By working closely with us, customers can outsource key subsystems and concentrate on their core competencies while adopting lean organizational practices.

Markets and Applications

   Our core competencies enable us to deliver precision reactive gas solutions that serve a variety of applications within the electronics, medical and industrial markets.

 Electronics

   Semiconductor Processing. Our reactive gas systems, subsystems and components are used in semiconductor manufacturing equipment. The world market for silicon wafer processing equipment was $17 billion in 1998. We estimate the component and subsystem segments of this market, which are available to us, to be approximately $500 million per year. We believe that the total available market for us in this industry can be expanded significantly both through anticipated growth in the overall semiconductor equipment manufacturing market and the development or acquisition of complementary product lines.

   A number of factors are driving demand for more advanced semiconductor manufacturing equipment. A primary factor is the increased demand for semiconductors in a number of consumer (e.g., portable telecommunications, paging and computing devices), automotive, medical and industrial markets. Also, new semiconductor capabilities have resulted in increasingly sophisticated semiconductors manufactured in increasingly complex processes. Semiconductor manufacturers have also developed new manufacturing processes that improve yields in a more automated environment, thereby reducing costs.

   Many essential process steps in the manufacture of semiconductors use reactive gas processes including photoresist stripping, etching, thin film deposition, surface and chamber cleaning and abatement of toxic exhaust gases. Semiconductor technology advances, particularly shrinking line widths, are driving the need for more sophisticated semiconductor manufacturing processes which increasingly involve the use of reactive gases.

   Technology advances within the industry, such as the transition to finer line widths, provide new opportunities for us. As geometries continue to shrink, next generation devices require new dielectric materials that must be created with advanced processes requiring new reactive gas solutions. The finer line widths are also driving a shift to copper interconnect for high speed logic devices. Copper damascene technology necessitates changes in the etch and deposition processes of both insulating and metal layers, creating new opportunities for reactive gas applications.

   As the semiconductor manufacturing industry grows and matures, many of the large semiconductor equipment manufacturers are working more directly with companies like us to implement the concept of lean manufacturing. Under this concept, suppliers provide a more fully integrated, complete subsystem solution rather than supplying individual components. This approach offers advantages of reduced cycle times, reduced fixed costs, and a reduced number of suppliers with the overall result of improved efficiency. We have been able to take advantage of this transition by working with our customers to develop and deliver integrated solutions.

   We also have the opportunity to sell retrofittable subsystems, both to semiconductor equipment manufacturers and directly to semiconductor fabricators. This may provide for a further expansion of our existing product revenues. Semiconductor fabricators have demonstrated interest in upgrading older equipment to improve performance, reduce costs and reduce greenhouse gas emissions, without bearing the cost of a complete new system. Upgrades are possible for a variety of components and subsystems such as ozone delivery and other reactive gas sources, exhaust gas abatement systems and more efficient chamber clean systems.

   Data Storage. We have entered the magnetic disk head production equipment market through the acquisition of PlasmaQuest, Inc. in November 1998 and the subsequent acquisition of the ShamrockTM product line assets from Sputtered Films, Inc. in August 1999. Magnetic disk heads record and read data on the magnetic disk. Shrinking feature sizes on magnetic disk heads allow higher capacity on data storage devices.

   The magnetic disk head market is driven by the reduction of cost per bit. New magnetic sensor technologies, magneto-resistive (MR) and giant magneto-resistive (GMR) heads, enable disk drive manufacturers to offer increasingly higher storage capacity. MR heads are predicted to offer storage of up to 5 gigabytes per square inch while GMR heads are expected to offer up to 50 gigabytes per square inch by 2005. Low temperature etch and CVD equipment that incorporates new technology is required for the production of GMR heads.

   The transition to GMR head technology is expected to drive the expansion of the GMR head market from 1999 through 2001. GMR head production is projected to increase to nearly 100 million units in 1999 and to over 775 million units in 2001 while the MR market is expected to remain relatively unchanged. Total magnetic head production is expected to increase from an estimated 955 million units in 1998 to an estimated 1.7 billion units in 2001. We intend to expand the number of magnetic disk head processes available to our customers.

   Advanced Electronics Packaging. We have entered the advanced electronics packaging market with the acquisition of PlasmaQuest, Inc. in November 1998 and expanded our product offerings with the acquisition of Klee Corporation in April 1999. We currently sell a physical vapor deposition (PVD) system for under-bump metallurgy (UBM) and a reactive gas cleaning system for oxide removal in the production of ball grid array and flip chip circuit assemblies. We are evaluating further applications for emerging advanced electronics packaging and may develop further products for this market that could be sold to OEMs as subsystems or directly to end users as complete systems.

   We are a leading supplier of systems that produce diamond substrates using a reactive gas CVD process. CVD diamond is used as an electronic packaging material for laser diodes and filters for very high frequency telecommunication applications. Diamond is used in these applications because it is the best thermal conductor and is also an excellent electrical insulator. However, because of its high cost, CVD diamond has been confined to specialized high-value markets. We believe that the development of a larger market in CVD diamond depends on future cost reductions of the process and the development of new applications.

Medical and Industrial

   We sell our products for a variety of applications in advanced medical and industrial processes.

   Medical Equipment Power Sources. We supply RF power sources for magnetic resonance imaging (MRI) and medical equipment sterilization applications, and DC power sources for medical lasers. We are a leading supplier of RF power sources to the MRI equipment market. MRI is a diagnostic imaging instrument that uses RF energy to excite the body's hydrogen molecules in a strong magnetic field. The excited molecules produce a radio signal that can be translated into images. MRI is especially effective in imaging soft tissue and tissue surrounded by bone.

   We also provide RF power sources used in medical equipment sterilization systems. Reactive gas removes contaminants and sterilizes medical instruments and material without leaving toxic residue. This method, which competes with high-temperature steam sterilization and low-temperature chemical baths, significantly reduces instrument wear caused by the steam process and toxic chemicals used in chemical baths.

   We provide a broad line of DC power sources for medical lasers and endoscopic systems. These power sources feature compact size and low noise, and meet the challenging requirements of laser systems. In the medical laser market, growth is being driven by increasing demand for laser-based non-invasive medical devices for surgery and for a variety of cosmetic and dermatological procedures including treatment of varicose veins and other benign vascular lesions, hair removal, skin rejuvenation and skin cancer treatment. Another growing application is laser vision correction. Surgical laser systems also are used in a wide variety of other applications.

   Industrial Applications. We are a leader in DC power sources for lasers used in an increasing number of industrial marking applications. Date or product code marking of food and pharmaceutical packaging with a laser has replaced ink for many products. Automotive parts are marked to reduce auto theft. In addition, metal, plastic, and paper products use marking lasers for serial numbers to reduce cost and increase throughput.

   Our reliable, high-pressure ozone generators have been incorporated in a pilot program for a new process technology that removes MTBE and other carcinogens from groundwater. MTBE, a gasoline additive, has contaminated many of the aquifers in the Los Angeles basin. This pilot program has been implemented by Applied Process Technology and has been successfully used for the past two years, meeting initial performance specifications. We believe this application could turn into a larger market opportunity if groundwater remediation to remove MTBE becomes mandated and this technology is selected.

   We also provide our power sources and reactive gas sources to a number of leading chemical and materials companies. Typical applications include electro-optics, polymer processing, optical thin-film coating and industrial CVD processes.

Products

   We supply a broad range of components, integrated subsystems and complete process systems for precision reactive gas processing applications. The broadest group of applications is in electronics, primarily the semiconductor industry. In addition, our products are used in medical equipment and a variety of industrial applications. All of our power source, reactive gas source, and integrated subsystem products sold to the electronics market are used in the semiconductor industry. Our complete process systems are used in either magnetic disk head manufacturing or advanced electronics packaging.

   In electronics applications, the selling prices of our products have wide ranges depending on the level of integration (sources, integrated subsystems or complete process systems), the quantity ordered, the extent of customized features and the application served. Typical selling prices range from $1,000 to $25,000 for our power sources and from $15,000 to $50,000 for our reactive gas sources. Our integrated subsystems typically range in price from $18,000 to as much as $175,000. The highest priced subsystems are those that combine multiple reactive gas sources in one integrated subsystem. Our complete process systems typically range in price from $100,000 for laboratory systems up to $2.5 million for production systems.

   We began selling reactive gas sources and microwave power sources in volume to the semiconductor equipment market in 1993. Over the past three years, all of our products introduced for the semiconductor equipment market have been more fully-integrated subsystems. As semiconductor equipment manufacturers implement lean manufacturing practices and move towards the outsourcing of more fully-integrated subsystems, we have an opportunity to further extend our subsystems product lines sold to these customers.

 Power Sources, Reactive Gas Sources and Integrated Subsystems for Semiconductor Processing

   Power Sources. We are a leading supplier of microwave power sources used for semiconductor etch and strip applications. We first introduced this product family into the semiconductor equipment market in 1993. We introduced SmartPower microwave power sources in 1998. SmartPower sources offer lower cost of ownership and are designed for maximum up-time and process consistency. We began shipping SmartPower in volume in January 1999.

   Reactive Gas Sources. We supply a series of configurations of component microwave power sources combined with a reactive gas source but without integrated gas handling or controls. The SmartSet series provides flexibility of configuration and integration for semiconductor equipment customers who buy their reactive gas solutions as components.

   Integrated Subsystems. Our Semozon product series consists of both component and integrated ozone sources used in semiconductor deposition and wet bench wafer cleaning applications. Our subsystems incorporate our reactive gas sources and power sources integrated with controls and gas handling. The ozone cleaning method substantially reduces chemical consumption relative to traditional cleaning methods. Patented high-efficiency ozone generation technology, acquired as part of ASTeX Sorbios, is also used in our ultra-pure ozone source subsystems.

   In 1998, we introduced ASTRON, an atomic fluorine source for chamber clean and exhaust gas abatement applications. A complete solution, ASTRON integrates a reactive gas source, a power source and controls into a compact subsystem. ASTRON produces a high flow rate of atomic fluorine which supports rapid processing, while its compact design permits easy integration with semiconductor production tools. For chamber clean of deposition tools, ASTRON generates atomic fluorine that reacts with waste deposits in the chamber, generating gases that are easily scrubbed to form benign salts for disposal. In oxide etch tools, ASTRON is used to abate hazardous exhaust creating substances which are easily scrubbed from the exhaust. ASTRON addresses the need to reduce greenhouse gases while, simultaneously, significantly lowers the cost of cleaning semiconductor process modules. ASTRON has been shipped to beta customers and volume production shipments began in 1999.

   In 1997, we introduced our CPS integrated general reactive gas sources for photoresist strip and other applications that reduce time-to-market for advanced etch systems. CPS has been accepted under a volume supply agreement for integration into a new generation of etch equipment.

   In 1997, we also introduced our Gladiator family of three-channel and four-channel combined RF and microwave power sources, integrated with control systems, for oxide etch and insulator deposition applications. This product family reduces costs by integrating all power requirements for advanced process chambers in a single subsystem. We began selling these products in volume in 1997 and they have been accepted under a volume supply agreement.

   In 1998, we introduced Liquozon, an integrated subsystem that dissolves ozone into de-ionized water for direct injection onto wafers being cleaned at multiple production stages. Liquozon provides high concentrations of ozone in de-ionized water, providing an efficient cleaning method, eliminating the use of acids and associated handling costs. We expect Liquozon to become widely adopted in the wet bench cleaning market because it provides an integrated ozone solution which can be rapidly and easily implemented by our customers. Many leading wet bench companies are either already shipping our ozone solutions to customers or are in various stages of introducing wet ozone into their manufacturing process.

 Complete Process Systems

   Our reactive gas solutions are incorporated into complete process systems on fully-integrated platforms that include substrate handling and a production process. Expanding beyond our CVD diamond processing systems, we have targeted two high growth areas for supplying complete systems that do not compete with our semiconductor equipment customers. The two applications are the manufacture of magnetic disk heads and advanced electronics packaging, which we now serve with three recently-acquired product lines.

   Our Nimbus 300 product is a complete PVD production tool for a segment of advanced electronic packaging known as under-bump metallurgy for flip chip packaging. The average selling price for these systems is approximately $1.5 million.

   We sell batch etch systems for cleaning during the manufacture of ball grid arrays and flip chip circuits. The average selling price for these systems is approximately $200,000.

   Our recently-acquired Shamrock product is a multi-source, application-specific PVD production system for depositing the high quality thin layers of magnetic materials in MR and GMR heads and sensors. These systems range in price from $1.75 million to $2.5 million, depending on configuration.

   We supply single chamber etch systems for magnetic disk head fabrication. These systems are also under evaluation for other fabrication steps. The average selling price for these systems is approximately $800,000.

   Our PQ Series III systems for magnetic disk head and advanced packaging applications use a patented new design for large-area, scalable, microwave-driven reactive gas sources. These systems are currently used in high-rate etch processes and are now being extended into low temperature deposition processes. We intend to expand the number of magnetic disk head and advanced packaging processes offered by these systems.

   Our Series V diamond deposition products serve both the laboratory and production markets. We have been a leader in the commercialization of this technology over the past decade, and have a leading share of this market. Prices of the products range from approximately $100,000 for research systems to $1.0 million for a high volume production system.

 Medical and Industrial Applications

   We use our power source and reactive gas source capabilities to provide a broad range of specialized products, primarily for medical equipment and medical lasers, as well as for industrial lasers and industrial CVD.

   In medical and industrial applications, the selling prices of our products have wide ranges depending on the amount of reactive gas or power delivered, the level of integration (sources or integrated subsystems), the quantity ordered and the application served. Our power sources typically range in price from $1,500 to $36,000. Our reactive gas sources typically range in price from $15,000 to $50,000. Our integrated subsystems typically range in price from $18,000 to $175,000.

   Medical Equipment Power Sources. We supply RF power sources used in MRI systems and in medical equipment sterilization systems. In addition, in 1997, we introduced DC switching power sources that offer excellent price/performance for medical applications. These products were widely offered internationally to customers beginning in 1999.

   Industrial Power Sources and Reactive Gas Sources. We supply power sources for industrial lasers and electro-optic applications. For the emerging water remediation market, we supply ozone source components and subsystems integrated with gas handling and controls. These subsystems can be configured to provide sufficient high-pressured ozone to process up to 2,000 gallons of water per minute.

Research and Development

   Our research and development activities emphasize process and application development in collaboration with key customers, supported by engineering teams with electrical, mechanical and software expertise. We have two applications development laboratories in the United States and an applications development group in Germany. The senior engineering staff with advanced degrees spend a substantial fraction of their time visiting customers and exploring new applications requiring solutions. Our research and development staff totals 89 people, of whom 24 have advanced degrees including 14 Ph.D.s.

   Total research and development expenses (including expenses attributable to certain research contracts which are expensed as incurred and included in cost of sales and revenue and funded joint development) were approximately $10.2 million in Fiscal 1999, $12.0 million in Fiscal 1998, and $8.7 million in Fiscal 1997, or 13% of revenue in Fiscal 1999, 14% of revenues in Fiscal 1998, and 18% of revenues in Fiscal 1997. We also receive funding which is used to partially offset these research and development expenses. Internally funded research and development expenditures, net of funding received, were approximately $9.7 million during Fiscal 1999, $11.3 million during Fiscal 1998, and $7.3 million during Fiscal 1997.

   Because of the highly technical nature of our business, our rapidly expanding markets, and new technologies we are developing, we expect to continue to spend heavily in future years on research and development activities. We have received development contracts directly from our semiconductor equipment customers for products specific to their applications, but which also have other market potential. We use such funding as a means of accelerating our product development and are generally not restricted from selling developed products widely.

Significant Customers and Contracts

   During Fiscal 1999, 1998, and 1997, Applied Materials accounted for approximately 45%, 40%, and 38% of our consolidated total revenue. Philips Medical Systems accounted for approximately 8% of our total revenue in Fiscal 1999, 6% in Fiscal 1998 and 10% in Fiscal 1997. If we lose Applied Materials or Philips Medical Systems or if they significantly reduce orders, our revenues, operating results and financial condition will be hurt. No other customer accounted for more than 5% of total revenue in Fiscal 1999. While sales to Applied Materials represent a large portion of our total revenue, Applied Materials is the world's largest semiconductor equipment manufacturer.

   In the semiconductor equipment market, our customers include Applied Materials, GaSonics, Lam Research, Quester Technology, Ulvac, Varian, Watkins-Johnson, and others. We have signed multi-year supply contracts with some of these customers which typically provide for cancellation or modification with little or no penalty. During Fiscal 1999 we signed a three-year supply agreement with Applied Materials. The agreement covers a broad range of ASTeX semiconductor sub-systems and reflects estimates of up to $142 million in business over the three-year term. In addition, we have multi-year supply agreements with medical customers on substantially similar terms. Generally, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

Marketing, Sales and Services

   In order to sell and service our products more aggressively in the global market, we formed a Global Customer Operations organization in the last quarter of Fiscal 1998. This organization presents one face to the customer worldwide and comprises our entire marketing, sales, service, and product management group. The organization is structured around regional offices worldwide, supporting direct marketing, sales, and service activities, and provides more control over independent sales and distribution representatives. During 1998, the Global Customer Operations organization established regional headquarters for the western U.S. (Santa Clara, CA), central U.S. (Austin, TX), eastern U.S. (Woburn, MA), and Europe (Berlin, Germany).

   We have entered into a strategic alliance in Taiwan, with Power Alliance Taiwan, and are negotiating other strategic alliances in other parts of Asia. These alliances contemplate the sharing of office and infrastructure support and providing sales and support for a combined suite of products in a given area. We intend to establish other direct sales and service offices in Asia and Europe during Fiscal 2000.

Manufacturing and Suppliers

   Our products are manufactured in facilities at Woburn and Newton, Massachusetts; Colorado Springs, Colorado; Dallas, Texas; and Berlin, Germany. During Fiscal 1999, we consolidated our Beverly, Massachusetts and Modesto, California facilities, primarily into the Woburn facility and secondarily into the Colorado facility. We have signed a lease on new space in Wilmington, Massachusetts which is twice the size of our Woburn facility. We will consolidate our systems activities in this new space in the second quarter of Fiscal 2000, and then consolidate all of our Massachusetts activities into Wilmington when our Woburn lease expires at the end of Fiscal 2000.

   We perform final assembly, integration, testing, and quality assurance at our facilities. We obtain many components and ship many of our products under "just-in-time" arrangements.

   Most of the components for our products are manufactured by a number of suppliers. However, we have several significant sole source suppliers. We believe that these components could be obtained elsewhere if needed or that our products could be redesigned to use alternative suppliers' products. However, other supply sources might not be available without significant delay or increased cost.

Competition

   We compete on the basis of our technical expertise, core competencies, manufacturing capabilities, high quality and reliability, performance, cost of ownership, established reputation, and customer relationships. Many of our technical personnel have recognized experience in the fields of power and reactive gas source technology, systems integration and advanced process technology. We compete in a number of markets by providing a broad array of products, engineering and service support. We believe that this range of products and capabilities provide us with a significant competitive advantage. No other company competes across all of these markets and product lines.

   We believe that we are the largest provider of microwave power sources and microwave-powered reactive gas sources in the world, facing competition primarily from Muegge in Germany and Daihen in Japan. In the ozone source market, we compete primarily with Sumitomo Precision Products and Ebara. We believe our major competitors for RF power sources and amplifiers are ENI, a subsidiary of Astec (BSR) Plc; Advanced Energy Industries; Comdel; and Analogic. We believe our major competitors for DC power sources are ALE Systems, Analog Modules, and Kaiser Systems for laser applications, and Buhl, Tectrol, and Walker Power for electro-optics. Our competition for complete process systems includes Veeco Instruments, Inc., CVC, Inc., Sputtered Films, Inc., Balzers Process Systems, Nordiko, Plasma-Therm, Inc., Surface Technology Systems, and Oxford Plasma Technology, Inc.

   Many of our customers have large in-house equipment development programs. These in-house programs often attempt to develop equipment which may compete with or replace the products purchased from us. We typically have been able to meet the purity, controllability and reliability requirements of our customers in a cost effective and timely manner. However, many of these companies have substantial financial and technical resources and our customers could cease or reduce their purchases of our products if they develop competitive equipment internally. These customers or other firms could develop new or enhanced products which are more effective than those offered by us.

   We believe that many factors will affect our competitive position in the future, including our ability to:

  .  develop and manufacture new products that meet the needs of our markets

  .  respond to competitive developments and technological changes

  .  manufacture our products at competitive cost

  .  retain a highly qualified scientific and engineering staff

  .  provide sales and service to a worldwide customer base

   We must continue to develop and enhance our technology and products to keep pace with technological changes in production equipment and advanced materials processes.

Patents and Proprietary Information

   We currently own 19 U.S. patents, one Canadian patent, and one British patent. We also currently own seven pending U.S. utility and provisional patent applications and six pending foreign patent applications in various stages of prosecution. All issued patents and pending patent applications pertain to methods and apparatus for materials processing including reactive gas sources and microwave-powered reactive gas sources and processes. The earliest date that one of our issued patents considered material to our business expires is in 2007. As a qualifying small business, we have retained commercial ownership rights to proprietary technology developed under various U.S. and government contracts and grants, including SBIR contracts. We also have joint development agreements with industrial and commercial partners, which may result in sole or joint ownership rights to proprietary technology developed under those agreements.

   There is no single patent which we believe is critical to our business. Our success depends principally on the technical expertise and product development capabilities of our engineering and manufacturing teams and the sales and marketing skills of our Global Customer Operations group.

   We currently own four U.S. trademark registrations and one German registration. We also own three pending U.S. trademark applications and eleven pending foreign applications. We will continue to evaluate the registration of additional trademarks as appropriate.

   In addition to our patent rights, we rely upon trade secrets and confidentiality agreements, which all employees are required to execute, assigning all patent rights and technical or other information developed by employees during their employment to us. Our employees, consultants, customers, and potential customers have agreed not to disclose any trade secret or confidential information without prior written consent. Notwithstanding these confidentiality agreements, other companies could acquire information which we consider proprietary. Moreover, while we have successfully enforced one of our patents and intend to continue to vigorously enforce our patents against infringement by third parties, we might not be able to enforce our patents or obtain meaningful protection from competitors, or receive patents from our pending patent applications. Even if a competitor's products were to infringe our patents, enforcing our rights would be very expensive and would divert funds and resources which otherwise could be used in our operations. We might not be successful in enforcing our rights and a court could find that our products infringe a third party's rights. If we are not successful in a suit involving patents or other intellectual property rights of a third party, a license might not be available on commercially reasonable terms.

Backlog

   Our backlog consists of purchase orders for standard products and contracts for research and development. At June 26, 1999, our backlog was approximately $24.8 million of which $24.4 million was for standard products and $396,000 was for research contracts. The backlog at June 27, 1998 was approximately
$11.8 million of which $11.2 million was for standard products and $516,000 was for research contracts. We expect to complete all standard backlog during the next six months and all research contracts during the next 12 months. The backlog figures exclude orders under certain just-in-time supply agreements with major semiconductor capital equipment manufacturers. These multi-year supply agreements, as well as certain government contracts, typically provide for cancellation or modification with little or no penalty. In addition, customers may push our deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

Employees

   As of June 26, 1999, we employed 464 persons on a regular full-time basis including 87 temporary employees. We employ 58 people in administration, 42 in sales and marketing, 89 in research and development, and 275 in manufacturing. We believe that our relations with our employees are satisfactory.

Item 2. Facilities

   We occupy approximately 60,000 square feet of leased space in Woburn, Massachusetts for our principal executive offices, research and development center and manufacturing activities. This lease was amended to terminate on June 30, 2000. The current rent for this facility is $46,851 per month, subject to annual adjustment for certain increases in the Consumer Price Index. We will lease approximately 118,000 square feet of space in Wilmington, Massachusetts for our principal executive offices, research and development center and manufacturing activities. The initial rent for this facility is $86,042 per month for the first two years, $95,875 for years 3 to 6, and $105,708 for years 7 to 10. The lease commences on July 1, 2000 and is active for 10 years with two potential extension terms of five years each. We own 25,000 square feet of office, lab and manufacturing space of our ETO subsidiary located in Colorado Springs, Colorado. We sublease approximately 16,600 square feet of office and lab space in Colorado Springs, Colorado. The current rent for this facility is $16,600 per month. This lease will terminate on September 1, 2000, unless we exercise an option for an additional 18 months. We maintain office and manufacturing facilities in Newton, Massachusetts in approximately 3,500 square feet of leased space. This lease expires on June 30, 2000. The rent for this facility is $4,442 per month.

   We maintain a sales and service office in 6,400 square feet of leased space in Santa Clara, California. The rent for this space is $11,308 per month and the lease expires on December 1, 2000. We were able to terminate this lease in August 1999. We began maintaining a sales and service office in approximately 12,439 square feet of leased space in Santa Clara, California on August 9, 1999. The rent for this space is $22,390 per month in year one, $23,012 per month in year two and $24,256 per month in year three. The lease expires on August 8, 2002. We maintain a sales and service office in approximately 1,484 square feet of leased space in Austin, Texas. The rent for this space is $1,700 per month and the lease expires on November 30, 2000. We also lease approximately 9,700 square feet of manufacturing and office space in Berlin, Germany. The current rent for this facility is $7,013 per month. The office space portion of the lease terminates on March 31, 2001 and will automatically renew for twelve months unless cancelled six months in advance. The manufacturing space portion of the lease terminates on June 30, 2001 and will automatically renew for twelve months unless cancelled six months in advance.

   ASTeX CPI occupied approximately 31,000 square feet of leased space in Beverly, Massachusetts. We have a five-year lease on this facility which expires in September 2001. The current rent for this facility is $18,324 per month. We are currently attempting to sublease this space. We occupied approximately 11,500 square feet of office and manufacturing space in Modesto, California. This lease was terminated effective November 9, 1998. During Fiscal 1999, our Beverly, Massachusetts and Modesto California facilities were consolidated, primarily into the Woburn, Massachusetts facility and secondarily into the Colorado facility.

   ASTeX PlasmaQuest occupies approximately 11,700 square feet of leased space in Dallas, Texas. The lease on this facility expires in July 2004. The current rent for this facility is $13,352 per month. During Fiscal 2000, our Dallas, Texas facility will be consolidated into the Woburn, Massachusetts facility, and we will attempt to sublease this space.

Item 3. Litigation

   We are not involved in any litigation of a material nature.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1999 through the solicitation of proxies of otherwise.

                                    PART II

Item 5. Markets for Common Equity and Related Stockholder Matters

   Our common stock is traded on the National Association of Securities Dealers Automated Quotation System--National Market System ("NASDAQ/NMS") under the symbol "ASTX." On November 26, 1997, we announced a 3-for-2 split of our common stock, which was distributed to shareholders in the form of a stock dividend on December 12, 1997. All prior period share amounts have been adjusted to reflect the stock split. On September 22, 1999, the closing bid and ask prices for our common stock as reported by NASDAQ/NMS were $19.50 and $19.5625, respectively. As of September 22, 1999, we had 303 holders of record of our common stock. We believe that there are approximately 2,100 beneficial owners of our common stock.

   For the periods indicated, the following table sets forth the high and low closing sale prices for our common stock as reported by NASDAQ/NMS for June 30, 1997 through September 22, 1999. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                                                                     Sale
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
   Fiscal Year ended June 27, 1998
     First Quarter............................................. $15.583 $10.417
     Second Quarter............................................  18.333   9.750
     Third Quarter.............................................  16.000  10.125
     Fourth Quarter............................................  17.250   7.625
   Fiscal Year ended June 26, 1999
     First Quarter............................................. $ 8.125 $ 3.875
     Second Quarter............................................  11.000   3.125
     Third Quarter.............................................  14.500   9.875
     Fourth Quarter............................................  21.375  12.500
   Fiscal Year ending July 1, 2000
     First Quarter (through September 22, 1999)................ $23.125 $16.688

Item 6. Selected Consolidated Financial Data

                                                           Fiscal Year(/1/)
                                      -------------------------------------------------------------
                                         1999         1998        1997        1996         1995
                                      -----------  ----------- ----------- -----------  -----------
Operations:
  Total revenue...................... $78,209,713  $83,436,135 $47,967,138 $39,135,596  $20,004,853
  Gross profit.......................  22,654,316   28,449,528  17,409,904  15,771,626    8,191,621
  Earnings (loss) from operations....  (2,573,939)   5,909,039   1,658,805  (6,077,763)     798,955
  Net earnings (loss)................  (1,250,922)   4,020,604     937,759  (7,296,775)   1,127,748
  Diluted earnings (loss) per share.. $     (0.13) $      0.47 $      0.14 $     (1.16) $      0.19
  Weighted average common shares
   outstanding.......................   9,398,289    8,528,947   6,777,440   6,307,146    5,988,150
Balance Sheet:
  Working capital.................... $52,278,245  $28,570,499 $16,956,302 $19,216,542  $17,671,056
  Total assets.......................  80,535,374   51,293,306  39,327,211  34,361,426   25,077,534
  Total long-term debt...............         --           --    6,368,913   6,169,517          --
  Total liabilities..................  12,814,654    7,492,652  15,838,211  13,065,618    3,183,770
  Stockholders' equity............... $67,720,720  $43,800,654 $23,489,010 $21,295,808  $21,893,764

                                 1st          2nd          3rd         4th
                             -----------  -----------  ----------- -----------
Quarterly 1999:
  Total revenue............. $12,099,543  $16,854,360  $20,941,694 $28,314,116
  Gross profit..............   1,175,070    4,498,720    7,074,892   9,905,634
  Restructuring charge......   1,497,292          --           --      763,089
  Earnings (loss) from
   operations...............  (5,712,746)    (726,469)   1,438,011   2,427,265
  Net earnings (loss).......  (3,481,091)    (436,362)     784,238   1,882,293
  Diluted earnings (loss)
   per share................ $     (0.41) $     (0.05) $      0.08 $      0.16
Quarterly 1998:
  Total revenue............. $17,421,302  $22,439,794  $23,461,836 $20,113,203
  Gross profit..............   6,474,017    8,229,818    8,207,417   5,538,276
  Acquisition-related
   expenses.................         --       212,423          --          --
  Earnings (loss) from
   operations...............   1,677,048    2,098,987    2,251,572    (118,568)
  Net earnings..............   1,154,950    1,274,835    1,577,521      13,298
  Diluted earnings per
   share.................... $      0.14  $      0.15  $      0.18 $       --

--------
(/1/The)fiscal year ends for the periods presented are: June 26, 1999; June 27, 1998; June 28, 1997; June 29, 1996; and July 1, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table contains income and expenses from the consolidated statements of operations for Fiscal 1999, 1998, and 1997 expressed as a percentage of total revenue.

                                                              Fiscal Year
                                                           --------------------
                                                           1999    1998   1997
                                                           -----   -----  -----
Total revenue............................................. 100.0 % 100.0% 100.0%
Total cost of sales and revenue...........................  71.0    65.9   63.7
                                                           -----   -----  -----
Gross profit margin.......................................  29.0    34.1   36.3
                                                           -----   -----  -----
Selling expenses..........................................   6.6     5.3    6.2
General and administrative expenses.......................  10.3     8.0    8.2
Research and development expenses, net....................  12.5    13.5   15.3
Acquisition-related expenses..............................   0.0     0.2    3.1
Restructuring charge......................................   2.9     0.0    0.0
                                                           -----   -----  -----
Total operating expenses..................................  32.3    27.0   32.8
                                                           -----   -----  -----
Earnings (loss) from operations...........................  (3.3)    7.1    3.5
                                                           -----   -----  -----
Total other (expense) income..............................   0.9     0.7   (0.4)
                                                           -----   -----  -----
Earnings (loss) before income taxes.......................  (2.4)    7.8    3.1
Income tax expense (benefit)..............................  (0.8)    3.0    1.1
                                                           -----   -----  -----
Net earnings (loss).......................................  (1.6)%   4.8%   2.0%
                                                           =====   =====  =====

Fiscal Year 1999 Compared to Fiscal Year 1998

Revenue

   Total revenue declined 6% to $78.2 million in Fiscal 1999 compared to $83.4 million in Fiscal 1998. This decline is due to the severe downturn in the semiconductor capital equipment industry as a result of over-capacity, coupled with a financial crisis in Asia that occurred in the first half of Fiscal 1999. These factors led to a 40% sequential decline in revenues in the first quarter of Fiscal 1999, in comparison to the fourth quarter of Fiscal 1998. With a strong recovery in our semiconductor equipment business in the second half of Fiscal 1999, this segment of our business declined by only 3% to $51.3 million in Fiscal 1999 compared to $52.8 million in Fiscal 1998. This strong recovery was due to the strength of our customers' business and the success of our new products for this segment. The medical and industrial segment declined by 18% to $22.6 million in Fiscal 1999 compared to $27.7 million in Fiscal 1998 due to the impact of the financial crisis in Asia. The systems segment of the business increased 46% primarily due to the acquisition of ASTeX PlasmaQuest. Research contract revenue was flat at approximately 1% of total sales in Fiscal 1999 and Fiscal 1998.

Gross Profit

   Gross profit declined by 20% to $22.7 million or 29% of sales in Fiscal 1999 compared to $28.5 million or 34% of sales in Fiscal 1998. The decline is a result of reduced manufacturing volumes and underutilization of capacity manufacturing in the first half of Fiscal 1999, and an inventory write-down of $1.2 million, primarily due to the unexpected severity of the downturn in the semiconductor equipment business.

   We continue to seek to develop and introduce products having higher gross profit margins. In addition, in the first six months of Fiscal 1999 we consolidated our Modesto, California facility into our Woburn Massachusetts and Colorado Springs, Colorado sites and our Beverly, Massachusetts facility into Woburn in order to reduce our fixed costs and improve gross margins.

   Gross profit as a percent of sales improved in our fourth quarter of Fiscal 1999 to 35% compared to 28% in the fourth quarter of Fiscal 1998 primarily as a result of the cost reduction activities, improved utilization of manufacturing capacity, and the success of new product introductions.

Selling, General and Administrative Expenses

   Selling expenses increased 17% to $5.2 million in Fiscal 1999 compared to $4.4 million in Fiscal 1998. The increase is a result of the establishment of the Global Customer Operations organization and increased staffing to strengthen our global marketing, sales, service and product management infrastructure. General and administrative expenses increased by 21% to $8.1 million compared to $6.6 million in Fiscal 1998 due to higher information systems costs from implementation of a new company-wide Enterprise Resource Planning (ERP) system, increased goodwill amortization, administrative expenses associated with new acquisitions, and management changes including expanding the senior management team.

   As a result of consolidation of two facilities in the first six months of Fiscal 1999 and the consolidation of the PlasmaQuest facility in Dallas, Texas to our Woburn, Massachusetts facility, announced in the fourth quarter, we recorded a $2.3 million restructuring charge in Fiscal 1999. The restructuring charge for the consolidation of Modesto, California and Beverly, Massachusetts consisted of severance related to the termination of 70 full-time employees, abandonment of leasehold improvements and fixed assets, and facility costs, primarily future lease payments relating to abandoned facilities. At June 26, 1999 all restructuring costs for these two facilities have been paid out with the exception of approximately $174,000 for abandoned facility costs expected to be paid our over the next 9 months. In the fourth quarter of Fiscal 1999, we adjusted the restructuring accrual for the Modesto, California and the Beverly, Massachusetts facilities and took back into income approximately $30,000 accrued as an estimate in our first quarter. The restructuring costs of $763,000 for the Dallas facility are for the severance of 16 full-time employees, abandonment of leasehold and fixed assets, and future lease payments relating to abandoned facilities. These costs are expected to be paid out over the next 18 months. In addition to the $2.3 million restructuring costs, we incurred $393,000 of other transition costs in Fiscal 1999 for moving inventory and equipment and training personnel. We expect additional transition costs in the first and second quarter of Fiscal 2000 for the Dallas facility of approximately $250,000 primarily for the relocation of inventory and equipment and three key employees. The total Fiscal 1999 expense relating to restructuring, inventory write-down, and transition costs was $3.7 million. These consolidations are expected to reduce our fixed and administrative costs by $2.5 million per year.

Research and Development Expenses

   Net research and development expenses decreased by 13% to $9.7 million in Fiscal 1999 compared to $11.3 million in Fiscal 1998 as we decreased our overall level of investment in response to the decline in revenues in the first half of Fiscal 1999. Gross spending (including funded joint development and the direct costs of research contracts) decreased 15% to $10.2 million in Fiscal 1999 compared to $12.0 million in Fiscal 1998.

   There were no acquisition-related charges in Fiscal 1999. As part of the acquisition of ASTeX Sorbios in October 1997, we incurred an acquisition-related expense of $212,000 for the fair value of acquired in-process research and development projects.

Operating Income

   We had an operating loss of $2.6 million in Fiscal 1999 compared to an operating profit of $5.9 million in Fiscal 1998. The operating loss is a result of the revenue declines, restructuring, inventory write-downs, and transition costs and increased operating expenses as a percent of income.

Other Income and Income Taxes

   Total other income increased by 17% to $673,000 in Fiscal 1999 compared to $578,000 in Fiscal 1998. A decline in interest expense and other income in Fiscal 1999 compared to Fiscal 1998 is a result of repayment of bank debt and the sale of an investment in another company which resulted in a one-time gain of $250,000 in Fiscal 1998. Interest income increased in Fiscal 1999 due to the interest earned on the cash from our secondary stock offering in March 1999.

   We had a tax benefit of $650,000 in Fiscal 1999 compared to a tax expense of $2,466,000 in Fiscal 1998.

Fiscal Year 1998 Compared to Fiscal Year 1997

Revenue

   Total revenue increased 74% to $83.4 million in Fiscal 1998 compared to $48.0 million in Fiscal 1997. This growth was a result of significantly increased revenues from our semiconductor capital equipment customers and from the acquisitions of Converter Power, Inc. ("ASTeX CPI") in May 1997 and Sorbios GmbH ("ASTeX Sorbios") in October 1997. Medical and industrial segment revenues, including revenues from ASTeX CPI, increased by $12.0 million or 76% for Fiscal 1998 compared to Fiscal 1997 with most of the growth due to the revenues from ASTeX CPI. The systems segment revenues were flat in both years at approximately $2.9 million, declining from 6% of total revenue in Fiscal 1997 to 3% in Fiscal 1998. The ASTeX CPI and ASTeX Sorbios acquisitions added incremental total revenue of $12.7 million and $3.5 million respectively compared to Fiscal 1997, or 19% of total revenue. Without these acquisitions, total revenue increased to $65.0 million from $45.7 million, an increase of 42%. Research contract revenue declined by $197,000 compared to Fiscal 1997.

Gross Profit

   Gross profit increased by 63% to $28.5 million in Fiscal 1998 compared to Fiscal 1997. Gross profit as a percent of total revenue decreased to 34% in Fiscal 1998 compared to 36% in Fiscal 1997, primarily due to the acquisition of ASTeX CPI whose products have a lower gross margin than other products sold by us. In addition, gross profit margins were impacted by volume declines in the fourth quarter of Fiscal 1998, resulting in unabsorbed manufacturing costs.

Selling, General and Administrative

   Selling expenses increased by 50% to $4.4 million in Fiscal 1998, but decreased as a percent of revenue to 5% from 6% in Fiscal 1997. Increased selling expenses were primarily a result of the acquisitions of ASTeX CPI and ASTeX Sorbios. General and administrative expenses were flat as a percent of revenue at 8%, although total general and administrative expenses increased by 68% to $6.6 million compared to Fiscal 1997, primarily due to acquisitions.

Research and Development

   Net research and development expenses decreased as a percent of sales to 14% in Fiscal 1998 from 15% in Fiscal 1997. Net research and development expenses increased by 53% to $11.3 million. Gross spending (total research and development spending including funded joint development and the direct costs of research contracts) increased by 38% to $12.0 million. We developed and introduced a number of new technology products including ASTRON for CVD chamber cleaning, Liquozon for wafer cleaning, RF for HDP-CVD and new laser power supplies for medical applications. We are committed to continued investments in research and development in order to advance our position as a market and technological leader.

   As a part of the acquisition of ASTeX Sorbios in Fiscal 1998, a valuation process was performed to establish the fair values of the assets acquired and liabilities assumed. As part of this process, we incurred an expense of $212,000 for in-process research and development. This compares with acquisition-related expenses of $1,500,000 incurred with the acquisition of ASTeX CPI in Fiscal 1997.

Operating Income

   Operating income increased 256% to $5.9 million or 7% of revenues in Fiscal 1998 compared to Fiscal 1997. Excluding one-time charges for acquisition-related expenses in both years, operating income increased by $3.0 million or 94%. The increase in operating income is a result of increased sales and lower expenses as a percent of revenue.

Other Expenses and Income Taxes

   Interest expense decreased 66% to $196,000 in Fiscal 1998 compared to Fiscal 1997, while interest income increased by 30% to $514,000 in Fiscal 1998 compared to Fiscal 1997. The decrease in interest expense and the increase in interest income are a result of conversion of warrants issued in connection with our IPO in November 1993. See Footnote 6 of the Notes to Consolidated Financial Statements. Other income increased by $241,000 in Fiscal 1998 compared to Fiscal 1997 due to the sale of an investment in Low Entropy Systems, Inc., which resulted in a one-time gain of $250,000.

   Income tax expense increased to $2.5 million in Fiscal 1998 compared to $550,000 in Fiscal 1997.

Foreign Currency Fluctuations

   Our foreign revenues are generally denominated in U.S. Dollars. The acquisition of ASTeX Sorbios GmbH increased the risk of foreign currency fluctuations; however, significant ASTeX Sorbios business is conducted with U.S. companies in dollars which reduces the foreign exchange fluctuation risk. Foreign currency fluctuations have not had a significant impact on the comparison of the results of operations for the periods presented. Over time, as we expand our operations in Europe and the Far East, more revenues may be denominated in foreign currencies, increasing the risks associated with foreign currency fluctuations.

Liquidity and Capital Resources

   We had cash and short-term investments of $31.8 million with working capital of $52.3 million at the end of Fiscal 1999 compared to cash and short-term investments of $7.7 million and working capital of $28.6 million at the end of Fiscal 1998.

   Footnote 11 of the Notes to Consolidated Financial Statements contains a summary of recent acquisitions we have completed. These include Klee Corporation in April 1999; PlasmaQuest, Inc. in November 1998; Sorbios GmbH in October 1997; and CPI in May 1997. Subsequent to year-end, we acquired the assets of the Shamrock product line from Sputtered Films, Inc. See Footnote 18 of the Notes to Consolidated Financial Statements.

   In March 1999, we completed a secondary offering that raised approximately $23.8 million through the sale of 2.3 million shares of common stock at $11.00 per share. In November 1993, we completed our IPO and received net proceeds of $15.9 million through the sale of 2,550,075 shares of common stock at $7.17 per share and 1,955,000 five-year redeemable warrants at $0.10 per warrant. On September 3, 1997, we announced that we had met the requirements for the redemption of our redeemable warrants and called the warrants for redemption. Net proceeds as a result of the conversion of warrants to common stock were $15.2 million. The proceeds were used to repay all bank debt, to complete the ASTeX Sorbios acquisition, and increase working capital. See Footnote 6 of the Notes to Consolidated Financial Statements.

   In October 1995, we purchased $250,000 of Series A Convertible Preferred Stock of Low Entropy Systems, Inc. (LES). In August 1997, we sold all of our shares of LES to Balzers and Leybold U.S. Holding, Inc. for $500,000.

   During Fiscal 1999 our cash position increased by $24.1 million. Cash provided from operating activities amounted to $2.9 million, cash used for investing activities was $1.9 million, and cash provided from financing activities was $23.2 million. Cash of $2.9 million from operations consisted of a net loss of $1.25 million offset by $3.3 million of noncash depreciation, amortization and loss on disposal of assets of $832,000. Cash used for investing activities was primarily for additions to property, plant and equipment, and patents. Cash provided by financing activities was primarily from the issuance of common stock offset by repayment of notes payable for $686,000 and advances to subsidiaries prior to acquisition of $1.1 million. We raised $24.9 million from issuance of common stock, primarily from a subsequent stock offering completed in March 1999 that raised approximately $23.8 million.

   During Fiscal 1998, we generated $2.5 million in net cash flows from operating activities and used $4.9 million for investing activities. Cash used for investing activities consisted of $3.7 million for the acquisition of Sorbios GmbH, $3.0 million for additions to property, equipment, and patents, offset by sales of $1.3 million in investments (primarily commercial paper and government treasury bills) and sale of $500,000 for our investment in LES. Cash provided by financing activities consisted primarily of repayment of bank debt for $9.2 million and proceeds from issuance of common stock for $16.1 million which was primarily from the redemption of warrants and exercise of stock options by employees.

   During Fiscal 1997, we generated $4.4 million in net cash flows from operating activities and used a net $7.0 million for investing activities. Cash used for investing activities consisted of $6.5 million for the acquisition of ASTeX CPI, $1.1 million for additions to property, equipment, and patents, and $1.3 million for the purchase of investments, offset by sales of $2.0 million in investments. Investments are primarily commercial paper and government treasury bills. Cash provided by financing activities consisted primarily of proceeds of notes payable of $5.0 million offset by note repayments of $4.6 million and proceeds of $290,000 from issuance of common stock which was primarily due to exercise of employee stock options. The proceeds of notes payable were a result of additional borrowings for the acquisition of ASTeX CPI, while the repayments were primarily a result of debt restructuring for the acquisition.

   We have a credit facility with State Street Bank which consists of an $8 million unsecured demand line of credit with interest at the bank's prime rate of 7.75% at June 26, 1999. This facility is subject to certain financial covenants which are tested quarterly. We are currently in compliance with all covenants. At June 26, 1999, we had no borrowings against the line of credit. This line of credit expires in May 2000.

   We continue to use cash resources for developing new products, expanding sales and marketing, performing collaborative product development projects, and for general working capital. We seek joint ventures and/or acquisitions that will enhance our position in our markets with the potential to increase revenue and profitability.

   We believe that existing cash resources, anticipated cash flows from operations and our credit facility will be sufficient to meet planned operating expenses and working capital requirements for a period of at least the next 12 months.

New Accounting Pronouncements

   In Fiscal 2000, we will be required to adopt several new accounting pronouncements. See Footnote 15 of the Notes to Consolidated Financial Statements.

Factors that May Affect Future Results

   From time to time, information we provide or statements made by our employees may contain "forward-looking" information which involve risks and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated operating expense levels, gross margin estimates and the availability of funds to meet cash requirements) may be "forward-looking" statements. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and the accuracy of our internal estimates of revenue and operating expense levels.

Customer Concentration

   Relatively few customers account for a substantial portion of our revenues. Sales to our ten largest customers in Fiscal Years 1999, 1998, and 1997 accounted for 76%, 72%, and 76% of revenues, respectively. In Fiscal Years 1999, 1998, and 1997, sales to Applied Materials, our largest customer in each of these periods, accounted for approximately 45%, 40%, and 38% of our revenues, respectively. We expect that sales to Applied Materials will continue to represent a significant portion of our revenues for the foreseeable future, although the acquisitions of ASTeX PlasmaQuest, ASTeX Sorbios, ASTeX CPI and the Shamrock product line acquired in the first quarter of Fiscal 2000 are expected to provide a reduction in our reliance on Applied Materials. See subsequent events Footnote 19 of the Notes to Consolidated Financial Statements for the Shamrock product line acquisition. Although a number of our customers do enter into long-term supply agreements, these agreements typically allow the customer to cancel orders with limited penalties. A reduction or delay in orders from Applied Materials or other significant customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor industry, could have a material adverse effect on our future financial condition, revenues and operating results.

Dependence on Cyclical Industries

   Our business is significantly dependent on capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demands for capital equipment, including the products we manufacture and market. Our future financial condition, revenues and operating results may be materially adversely affected by semiconductor industry downturns or slowdowns. During Fiscal 1999, the semiconductor industry had excess capacity for most types of devices, which caused semiconductor manufacturers to significantly decrease their levels of capital spending. In the personal computer market, a shift in demand from more expensive, high performance computers to lower-priced models resulted in reduced profitability for semiconductor manufacturers, resulting in delays and further decreases in capital spending. Our results for the first half of Fiscal 1999 were adversely affected by the semiconductor capital equipment downturn as a result of these factors. We restructured our operations, reducing use of temporary employees, reducing staff and consolidating several facilities to reduce our fixed costs and incurred consolidation costs as discussed above under the gross profit comparison of Fiscal 1998 to 1997. Renewed over-capacity in the semiconductor could cause weakness in demand for our products.

Reliance on OEM Customers; Lengthy Sales Cycle

   Our products are primarily sold to OEMs which incorporate our products into their equipment. Due to the significant capital commitments usually incurred by semiconductor manufacturers in their purchase of the OEM's equipment, these manufacturers demand highly reliable products which require as long as several years for OEMs to develop. Our revenues are therefore primarily dependent upon the timing and effectiveness of the efforts of our OEM customers in developing and marketing equipment incorporating our products. There can be no assurance that any equipment incorporating our products will be marketed successfully by our customers.

Asian Economies

   Asian countries have had economic difficulties that caused economic slowdowns or recessions in those countries. Asia has historically been an important region for the semiconductor capital equipment industry. If these economies do not continue to recover in the near future, the recovery in the semiconductor capital equipment industry may be interrupted in time or reduced in scale. The economic difficulties of these countries could also have a negative impact on the economies of the U.S. and Europe, leading to declines in demand for our products.

Japanese Market

   The Japanese semiconductor equipment markets are large and difficult for foreign companies to penetrate. We believe that increasing our penetration of the Japanese market is important to our business, and that we are currently at a competitive disadvantage to Japanese suppliers, many of which have long-standing collaborative relationships with Japanese semiconductor process equipment manufactures. Moreover, our ability to compete effectively in the Japanese markets may be limited by our size and our geographic location. Although we intend to expand our direct presence in Japan, there can be no assurance that we will be able to achieve significant sales to, or compete successfully in, Japan.

Foreign Revenues

   We do business worldwide, both directly and via sales to United States-based OEMs who sell such products internationally. In Fiscal Years 1999, 1998, and 1997, foreign revenues accounted for 20%, 23%, and 21%, respectively, of our revenues. We anticipate that foreign revenues will continue to account for a significant percentage of revenues, which will result in a significant portion of our revenues and operating results being subject to risks associated with foreign revenues, including United States and foreign regulatory and policy changes, political and economic instability, difficulties in accounts receivable collection, difficulties in managing representatives, and foreign currency fluctuations.

Highly Competitive Industries

   The markets for our products are highly competitive and subject to rapid technological changes. A number of our current and potential competitors have substantially greater resources than we do. There can be no assurance that we will be successful in selling our products to OEMs or end users, regardless of the performance or the price of our products. Competitors may develop superior products or products of similar quality at the same or lower prices. Other technical innovations may impair our ability to market our products. There can be no assurance that we will be able to compete successfully.

New Products and Technological Change

   The semiconductor manufacturing industry has been characterized by rapid technological change and evolving industry requirements and standards. We believe that these trends will continue into the foreseeable future. Our success will depend upon our ability to enhance our existing products and to develop new products to meet customer requirements and to achieve market acceptance. There can be no assurance that we will be successful in introducing products or product enhancements on a timely basis, if at all, or that we will be able to market successfully these products and product enhancements once developed. Further, there can be no assurance that our products will not be rendered obsolete by new industry standards or changing technology.

Management of Growth and Consolidation

   We have recently gone though a period of rapid growth subsequent to a period of consolidation. Due to the level of technical and marketing expertise necessary to support our existing and new customers, we must attract and retain highly qualified and well-trained personnel. There can be only a limited number of persons with the requisite skills to serve in these positions, and it may become increasingly difficult for us to hire and retain such personnel. Our expansion and contraction may also significantly strain our management, manufacturing, financial and other resources. There can be no assurance that our systems, procedures, controls and existing space will be adequate to support our operations. Failure to manage our growth properly could have a material adverse effect on our future financial condition, revenues and operating results.

Quarterly Fluctuations in Operating Results and Market Price of Securities

   Our quarterly operating results may vary significantly from quarter to quarter depending on factors such as economic conditions in the semiconductor industry, the timing of significant orders and shipments of our products, changes and delays in product development, new product introductions by us and our competitors, the mix of products sold by us and competitive pricing pressures. Additionally, a number of our products have high selling prices. As a result, quarterly variations in systems sales could significantly affect our operating results. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. These factors could have a material adverse effect on our future financial condition, revenues and operating results.

   The marketing price of our securities could also be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, market conditions in the semiconductor industry, as well as general economic conditions and other factors external to us.

Effects of Inflation

   We believe that, over the past three years, inflation has not had a significant impact on our revenues or operating results.

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

   We believe that our financial reporting and enterprise resource planning
(ERP) systems were Year 2000 compliant as of June 1999 except for the recently acquired ASTeX PlasmaQuest operation which is not currently a material component of our business. We are currently in the process of updating our financial reporting and ERP systems with SAP R/3, which has been represented as being Year 2000 compliant by its producer. We are currently using SAP R/3 in our facility in Woburn, MA. The current ERP software packages used by ASTeX ETO, are represented as being Year 2000 compliant. The software package used by ASTeX Sorbios was not Year 2000 compliant; however, we purchased an upgrade that is represented as being Year 2000 compliant and implemented this software in April 1999. We plan to upgrade the ASTeX PlasmaQuest system to be Year 2000 compliant before October 1999. Our other software is generally certified by the vendor as Year 2000 compliant or is not considered critical to our operations.

   We have spent approximately $1.5 million through June 1999 on SAP R/3 software, hardware and consultants. We plan future SAP R/3 implementation expenditures of approximately $300,000. Although we believe future SAP R/3 implementation cost estimates to be accurate, we can not provide any assurance that these costs will not increase or that the implementations will occur by the dates estimated. We have conducted a review of our manufacturing equipment and facilities to ensure Year 2000 compliance. Based on our assessment, we do not anticipate that a material Year 2000 issue will be discovered in this area.

   We have addressed the Year 2000 preparedness of our critical suppliers and our major customers and related electronic data interfaces with these third parties. We have contacted critical suppliers and major customers to determine whether they are, or will be, compliant by the Year 2000. Based upon this evaluation, we will seek new vendors where necessary and have formulated contingency plans to resolve customer-related issues that may arise. At this time we cannot estimate the impact that noncompliant suppliers and customers may have on us or our level of operations in the Year 2000.

   We have completed a systematic review of our products in operation at customer locations and have identified noncompliant products and offered all necessary modifications to make them compliant. However, as many of our products are complex, interact with third-party products, and operate on computer systems that are not under our control, there can be no assurance that we have identified all of the Year 2000 problems associated with our products.

   There is expected to be a significant amount of litigation relating to the Year 2000 issue and there can be no assurance that we will not incur material costs in defending or bringing lawsuits. In addition, if any Year 2000 issues are identified, there can be no assurance that we will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the Year 2000 issue could have a significant adverse impact on our business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Market risk represents the risk of changes in value of short term investments and financial instruments caused by fluctuations in investment prices, interest rates and foreign currency exchange rates.

   We address market risks in accordance with established policies. Our risk-managment activities involve risk and uncertainties and accordingly, results could differ materially from those projected.

 Interest Rate Risk

   Due to the fact that long-term notes receivable mature within 4 years, management has determined that the fair value does not differ materially from the carrying amount.

 Foreign Exchange Risk

   We do not obtain a significant amount of sales denominated in other than US currency.

 Investment Risk

   Our investment securities are United States instruments with original maturities of ninety days or less and are considered cash equivalents.

Item 8. Financial Statements

   The following financial statements are filed as part of this report:

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2
Consolidated Balance Sheets as of June 26, 1999 and June 27, 1998........ F-3
Consolidated Statements of Operations for the Years Ended June 26, 1999,
 June 27, 1998, and June 28, 1997........................................ F-4
Consolidated Statements of Stockholders' Equity for the Years Ended June
 26, 1999, June 27, 1998, and June 28, 1997.............................. F-5
Consolidated Statements of Cash Flows for the Years Ended June 26, 1999,
 June 27, 1998, and June 28, 1997........................................ F-6
Notes on Consolidated Financial Statements............................... F-8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

   Items 10 to 13 are incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in October 1998.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) The following documents are filed as part of this report:

     (1) Financial Statements:

        The list of financial statements required by this item is set forth
  in Item 8 "Consolidated         Financial Statements and Supplementary
  Data" and is incorporated herein by reference.

     (2) Financial Statement Schedule:

        The following financial statement schedule of Applied Science and
  Technology, Inc. and            Subsidiaries for the years ended June 26,
  1999, June 27, 1998, and June 28, 1997 is filed as            part of this
  Form 10-K and should read in conjunction with our Consolidated Financial
             Statements included in Item 8 of this Report on Form 10-K.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         Column A     Column B    Column C   Column D  Column E
                         ---------  ------------ ---------- ---------- ---------
                          Balance                                       Balance
                            at       Charged to  Charged to               at
                         Beginning     Costs       Other                End of
                          of Year   and Expenses Accounts*  Deductions   Year
                         ---------  ------------ ---------- ---------- ---------
Description
-----------
Year ended June 28,
 1997:
  Allowance for doubtful
   accounts............. $(352,209)   $(72,704)   $(35,955)  $134,526  $(326,342)
Year ended June 27,
 1998:
  Allowance for doubtful
   accounts.............  (326,342)    (86,287)    (80,841)   116,031   (377,439)
Year ended June 26,
 1999:
  Allowance for doubtful
   accounts.............  (377,439)   (402,979)    (98,625)   143,972   (735,071)

--------
*  Amounts charged to other accounts were acquired in acquisitions.

Schedules not listed above are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                        June 26, 1999 and June 27, 1998

                   With Independent Auditors' Report Thereon

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Applied Science and Technology, Inc.:

   We have audited the accompanying consolidated balance sheets of Applied Science and Technology, Inc. and subsidiaries as of June 26, 1999 and June 27, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Science and Technology, Inc. and subsidiaries as of June 26, 1999 and June 27, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 26, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Boston, Massachusetts
July 23, 1999, except for note 18,
as to which the date is August 24, 1999

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         June 26,     June 27,
                                                           1999         1998
                                                       ------------  ----------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $ 31,775,226   7,686,805
  Trade receivables, net (notes 2, 3 and 9)..........    18,093,355  12,734,381
  Other receivables (note 11)........................       905,827         --
  Inventories (note 4)...............................    12,418,826  13,737,212
  Prepaid expenses and other assets..................       385,621     548,709
  Deferred income taxes (note 7).....................     1,514,044   1,356,044
                                                       ------------  ----------
   Total current assets..............................    65,092,899  36,063,151
                                                       ------------  ----------
Property and equipment:
  Land...............................................       473,000     473,000
  Building...........................................     1,652,213   1,643,072
  Equipment..........................................    11,181,223  11,107,731
  Furniture and fixtures.............................     1,043,002   1,032,497
  Leasehold improvements.............................     2,192,523   2,228,246
                                                       ------------  ----------
                                                         16,541,961  16,484,546
  Less accumulated depreciation and amortization.....     8,394,234   7,960,282
                                                       ------------  ----------
   Net property and equipment........................     8,147,727   8,524,264
                                                       ------------  ----------
Other assets:
  Patents, net.......................................       991,818   1,095,090
  Goodwill, net of accumulated amortization of
   $941,738 and $471,252 in 1999 and 1998,
   respectively (note 11)............................     3,967,884   4,042,031
  Deferred income taxes (note 7).....................     1,936,294   1,099,998
  Notes receivable, less current maturities (notes 3
   and 12)...........................................       393,463     468,772
  Other, net.........................................         5,289         --
                                                       ------------  ----------
   Total other assets................................     7,294,748   6,705,891
                                                       ------------  ----------
                                                       $ 80,535,374  51,293,306
                                                       ============  ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  $  5,495,987   3,011,798
  Accrued expenses...................................     3,470,827   1,935,229
  Accrued compensation expense and related costs.....     2,623,704   1,993,027
  Accrued income taxes...............................       607,762     293,444
  Commissions payable and customer advances..........       616,374     259,154
                                                       ------------  ----------
   Total current liabilities.........................    12,814,654   7,492,652
                                                       ------------  ----------
Commitments and contingencies (notes 5 and 10)
Stockholders' equity (notes 6, 11 and 13):
  Common stock.......................................       114,172      86,065
  Additional paid-in capital.........................    70,044,379  44,193,116
  Accumulated deficit................................    (2,123,991)   (247,095)
  Accumulated other comprehensive loss...............      (165,514)    (83,106)
  Less: Notes receivable for common stock purchases..      (148,326)   (148,326)
                                                       ------------  ----------
   Total stockholders' equity........................    67,720,720  43,800,654
                                                       ------------  ----------
                                                       $ 80,535,374  51,293,306
                                                       ============  ==========

          See accompanying notes to consolidated financial statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended
                                            -----------------------------------
                                             June 26,     June 27,    June 28,
                                               1999         1998        1997
                                            -----------  ----------  ----------
Product sales, net........................  $72,097,565  77,958,080  43,934,476
Research contract revenue.................      855,636     785,607     982,383
Other revenue.............................    5,256,512   4,692,448   3,050,279
                                            -----------  ----------  ----------
    Total revenue (note 9)................   78,209,713  83,436,135  47,967,138
                                            -----------  ----------  ----------
Cost of sales and revenue:
  Product sales and other revenues........   55,246,379  54,563,883  30,052,877
  Research contracts......................      309,018     422,724     504,357
                                            -----------  ----------  ----------
    Total cost of sales and revenue.......   55,555,397  54,986,607  30,557,234
                                            -----------  ----------  ----------
    Gross profit..........................   22,654,316  28,449,528  17,409,904
                                            -----------  ----------  ----------
Operating expenses:
  Selling expenses........................    5,168,292   4,426,521   2,950,117
  General and administrative expenses.....    8,054,876   6,648,055   3,957,792
  Research and development expenses, net
   (note 1)...............................    9,744,706  11,253,490   7,343,190
  Acquisition-related expenses (note 11)..          --      212,423   1,500,000
  Restructuring charges (note 16).........    2,260,381         --          --
                                            -----------  ----------  ----------
    Total operating expenses..............   25,228,255  22,540,489  15,751,099
                                            -----------  ----------  ----------
    Earnings (loss) from operations.......   (2,573,939)  5,909,039   1,658,805
                                            -----------  ----------  ----------
Other (expense) income:
  Interest expense........................      (31,874)   (196,392)   (585,462)
  Interest income.........................      649,362     514,363     396,114
  Other income............................       55,529     259,594      18,302
                                            -----------  ----------  ----------
    Total other (expense) income..........      673,017     577,565    (171,046)
                                            -----------  ----------  ----------
    Earnings (loss) before income taxes...   (1,900,922)  6,486,604   1,487,759
Income tax expense (benefit) (note 7).....     (650,000)  2,466,000     550,000
                                            -----------  ----------  ----------
    Net earnings (loss)...................  $(1,250,922)  4,020,604     937,759
                                            ===========  ==========  ==========
Basic earnings (loss) per share...........  $     (0.13)       0.50        0.14
                                            ===========  ==========  ==========
Diluted earnings (loss) per share.........  $     (0.13)       0.47        0.14
                                            ===========  ==========  ==========
Weighted average common shares outstanding
 used to calculate basic earnings (loss)
 per share................................    9,398,289   8,052,926   6,686,253
                                            ===========  ==========  ==========
Weighted average common shares outstanding
 used to calculate fully diluted earnings
 (loss) per share.........................    9,398,289   8,528,947   6,777,440
                                            ===========  ==========  ==========

          See accompanying notes to consolidated financial statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          Years ended June 26, 1999, June 27, 1998 and June 28, 1997

                                                                                       Accumulated     Notes
                         Preferred                                        Retained        other      receivable
                           stock        Common stock       Additional     earnings    comprehensive  for common      Total
                       ------------- --------------------    paid-in    (accumulated     income        stock     stockholders'
                       Shares Amount   Shares     Amount     capital      deficit)       (loss)      purchases      equity
                       ------ ------ ----------  --------  -----------  ------------  -------------  ----------  -------------
Balance at June 29,
1996..................    --   $ --   6,672,563  $ 66,726  $26,667,866   $(5,205,458)     $     --    $(233,326)   $21,295,808
 Repayment of notes
 receivable...........    --     --         --        --           --            --             --        7,500          7,500
 Canceled stock in
 exchange for
 cancellation of note
 receivable...........    --     --      (7,500)      (75)     (77,425)          --             --       77,500            --
 Exercise of stock
 options..............    --     --      52,964       530      289,146           --             --          --         289,676
 Tax benefit of stock
 options exercised
 (note 13)............    --     --         --        --        62,242           --             --          --          62,242
 Stock issued in
 connection with
 acquisition
 (note 11)............    --     --      60,482       604      895,421           --             --          --         896,025
 Net earnings and
 total comprehensive
 income...............    --     --         --        --           --        937,759            --          --         937,759
                         ----  ----- ----------  --------  -----------   -----------      ---------   ---------    -----------
Balance at June 28,
1997..................    --     --   6,778,509    67,785   27,837,250    (4,267,699)           --     (148,326)    23,489,010
 Exercise of stock
 options and warrants
 (note 6).............    --     --   1,827,954    18,280   16,079,566           --             --          --      16,097,846
 Tax benefit of stock
 options exercised
 (note 13)............    --     --         --        --       276,300           --             --          --         276,300
 Comprehensive income
 (loss):
 Cumulative
 translation
 adjustment...........    --     --         --        --           --            --         (83,106)        --         (83,106)
 Net earnings.........    --     --         --        --           --      4,020,604            --          --       4,020,604
                                                                                                                   -----------
   Total comprehensive
   income (loss)......    --     --         --        --           --            --             --          --       3,937,498
                         ----  ----- ----------  --------  -----------   -----------      ---------   ---------    -----------
Balance at June 27,
1998..................     --     --  8,606,463    86,065   44,193,116      (247,095)       (83,106)   (148,326)    43,800,654
 Common stock issued,
 net of issuance
 costs
 (note 6).............    --     --   2,300,000    23,000   23,782,000           --             --          --      23,805,000
 Exercise of stock
 options and warrants
 (note 6).............    --     --     222,035     2,220      987,191           --             --          --         989,411
 Retirement of common
 stock (note 13)......    --     --     (21,940)     (219)    (195,197)          --             --          --        (195,416)
 Tax benefit of stock
 options exercised
 (note 13)............    --     --         --        --       443,533           --             --          --         443,533
 Stock issued in
 pooling of interest
 acquisition
 (note 11)............    --     --     310,604     3,106      833,736      (625,974)           --          --         210,868
 Comprehensive income
 (loss):
 Cumulative
 translation
 adjustment...........    --     --         --        --           --            --         (82,408)        --         (82,408)
 Net loss.............    --     --         --        --           --     (1,250,922)           --          --      (1,250,922)
                                                                                                                   -----------
   Total comprehensive
   income (loss)......    --     --         --        --           --            --             --          --      (1,333,330)
                         ----  ----- ----------  --------  -----------   -----------      ---------   ---------    -----------
Balance at June 26,
1999..................    --   $ --  11,417,162  $114,172  $70,044,379   $(2,123,991)     $(165,514)  $(148,326)   $67,720,720
                         ====  ===== ==========  ========  ===========   ===========      =========   =========    ===========

         See accompanying notes to consolidated financial statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years ended
                                           -----------------------------------
                                            June 26,     June 27,    June 28,
                                              1999         1998        1997
                                           -----------  ----------  ----------
Cash flows from operating activities:
  Net earnings (loss)..................... $(1,250,922)  4,020,604     937,759
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
    Depreciation..........................   2,658,482   2,194,319   1,824,739
    Amortization..........................     623,140     548,390     117,164
    Acquisition-related expenses..........         --      212,423   1,500,000
    Deferred income taxes.................    (994,296)     37,000    (439,000)
    Loss (gain) on disposal of assets.....     831,520    (191,842)        --
    Equipment transferred to inventories..         --          --      114,419
    Changes in operating assets and
     liabilities:
      Trade receivables...................  (4,327,704)     44,702  (1,739,367)
      Other receivables...................    (806,163)        --          --
      Inventories.........................   1,635,927  (2,754,271)    146,391
      Prepaid expenses and other assets...     236,893    (271,853)     41,036
      Notes receivable....................     (22,973)    231,617     373,304
      Accounts payable....................   1,947,829  (1,896,906)    785,299
      Accrued expenses....................   1,569,949     409,675     188,022
      Accrued income taxes................     758,307     (77,398)    536,205
                                           -----------  ----------  ----------
        Net cash provided by operating
         activities.......................   2,859,989   2,506,460   4,385,971
                                           -----------  ----------  ----------
Cash flows from investing activities:
  Acquisitions of subsidiaries, less cash
   acquired...............................     (22,656) (3,682,639) (6,482,933)
  Purchases of investments................         --         (339) (1,299,102)
  Proceeds from sales of investments......         --    1,799,545   1,990,519
  Additions to property and equipment.....  (1,839,209) (2,999,148) (1,029,908)
  Patent costs............................     (52,383)    (24,943)    (57,005)
  Investment in other assets..............      48,033         --     (139,827)
                                           -----------  ----------  ----------
        Net cash used for investing
         activities.......................  (1,866,215) (4,907,524) (7,018,256)
                                           -----------  ----------  ----------
Cash flows from financing activities:
  Advances to subsidiaries prior to
   acquisitions...........................  (1,050,000)        --          --
  Proceeds from notes payable.............         --          --    4,983,050
  Repayments of notes payable.............    (685,509) (9,173,208) (4,583,898)
  Repayment of notes receivable for common
   stock purchases........................         --          --        7,500
  Net proceeds from issuance of common
   stock..................................  24,912,564  16,097,846     289,676
                                           -----------  ----------  ----------
        Net cash provided by financing
         activities.......................  23,177,055   6,924,638     696,328

                                                                     (continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                                      Years ended
                                           -----------------------------------
                                            June 26,     June 27,    June 28,
                                              1999         1998        1997
                                           -----------  ----------  ----------
Effect of exchange rates on cash.........  $   (82,408)    (83,106)        --
                                           -----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents.............................   24,088,421   4,440,468  (1,935,957)
Cash and cash equivalents at beginning of
 year....................................    7,686,805   3,246,337   5,182,294
                                           -----------  ----------  ----------
Cash and cash equivalents at end of
 year....................................  $31,775,226   7,686,805   3,246,337
                                           ===========  ==========  ==========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest.............................  $    32,065     249,044     538,893
                                           ===========  ==========  ==========
    Income taxes.........................  $   277,334   2,520,921     453,567
                                           ===========  ==========  ==========
Acquisitions:
  Assets acquired........................  $ 2,578,046   4,700,575   4,074,488
  Acquisition related expenses, net of
   tax benefit...........................          --      212,423     945,000
  Goodwill and other intangible assets...      393,338   2,177,479   3,316,934
  Liabilities assumed....................   (2,824,689) (3,407,838)   (957,464)
  Common stock issued....................          --          --     (896,025)
                                           -----------  ----------  ----------
        Cash paid........................      146,695   3,682,639   6,482,933
  Less cash acquired.....................     (124,039)        --          --
                                           -----------  ----------  ----------
        Net cash paid for acquisitions...  $    22,656   3,682,639   6,482,933
                                           ===========  ==========  ==========


          See accompanying notes to consolidated financial statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        June 26, 1999 and June 27, 1998

1. Nature of Business and Summary of Significant Accounting Policies

 (a) Nature of Business

   Applied Science and Technology, Inc. (the "Company") develops and manufactures components and sub-systems using reactive gas and power source technologies for semiconductor, medical, and industrial applications and complete process systems for electronic applications.

 (b) Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

 (d) Cash Equivalents

   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of U.S. treasury notes, commercial paper and money market funds at June 26, 1999 and June 27, 1998. The Company uses an investment firm to manage its investment portfolio.

 (e) Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

 (f) Property and Equipment

   Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

      Building.............................................   25 to 31-1/2 years
      Equipment, furniture and fixtures....................     3-1/2 to 7 years
      Leasehold improvements............................... Remaining lease term

 (g) Patents

   Patent costs are amortized over their estimated useful life of five years.

 (h) Goodwill

   Goodwill is amortized over 10 years. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company estimates the undiscounted cash flow of the business segment, net of tax, over the remaining life of the asset in determining whether the asset is recoverable. Charges for impairment of goodwill would be recorded to the extent unamortized book value exceeds the related future discounted cash flow, net of tax. The discount factor would be the long-term debt rate currently obtainable by the Company.

 (i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

   The Company uses the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

   The Company incurred research and development expenses, net of funding received, as follows:

                                                          Years ended
                                                --------------------------------
                                                 June 26,    June 27,  June 28,
                                                   1999        1998      1997
                                                ----------- ---------- ---------
Research and development costs................. $ 9,854,600 11,605,103 8,195,367
Less funding...................................     109,894    351,613   852,177
                                                ----------- ---------- ---------
    Net research and development expenses...... $ 9,744,706 11,253,490 7,343,190
                                                =========== ========== =========

 (k) Income Taxes

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

 (l) Use of Estimates

   Management of the Company has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

   The significant estimates included in the consolidated financial statements relate to the determination of the reserves for excess inventories. Management establishes its reserves for excess inventories based upon expected future usage and sales of inventories in the normal course of business as adjusted for anticipated changes in market demand. Certain of the Company's inventories are product specific and may not be readily saleable in the open market. The possible loss of sales to certain customers could result in the need for further adjustment to the carrying value of the Company's inventories.

 (m) Fair Value of Financial Instruments

   Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

   The carrying amounts of cash and cash equivalents, trade receivables, other receivables, prepaid expenses and other assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.

   The carrying amounts of notes receivable approximates fair value as the rates of interest on these instruments approximate current market rates of interest for similar instruments with comparable maturities.

 (n) Accounting for Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") which established a fair-value based method of accounting for stock-based compensation plans. Prior to its adoption of Statement 123, the Company accounted for employee stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, which required the use of an intrinsic-value method of accounting for stock-based compensation. Statement 123 allows the continued use of the intrinsic-value method of accounting prescribed by APB Opinion No. 25 as long as pro forma disclosures of net earnings (loss) and net earnings (loss) per share, as if the fair-value method of accounting for stock-based compensation were applied, are presented.

   The Company has adopted Statement 123 and has elected to continue to account for stock-based compensation using the methodology prescribed by APB Opinion No. 25. Accordingly, pro forma disclosures of net earnings (loss) and net earnings (loss) per share as if the fair-value method of accounting for stock-based compensation were applied are presented in note 6.

 (o) Foreign Currency Translation

   All assets and liabilities of the Company's foreign operations are translated into U.S. dollars using year-end exchange rates. All revenue and expense items are translated using weighted-average exchange rates for the year. Translation gains and losses are included in other comprehensive income in the statement of stockholders' equity.

 (p) Comprehensive Income

   The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, during fiscal year 1999. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES income be shown as a separate component of stockholders' equity, with additional disclosure of accumulated balances for each classification within other comprehensive income in addition to the reporting of total comprehensive income. Accumulated other comprehensive income, a component of stockholders' equity previously titled "cumulative translation adjustment," consists solely of foreign currency translation.

2. Trade and Notes Receivable

   Trade and notes receivable consist of the following:

                                                       June 26,     June 27,
                                                         1999         1998
                                                     ------------  ----------
      Trade receivables............................. $ 18,465,878  13,044,466
      Notes receivable, current portion (see note
       3)...........................................      362,548      67,354
      Allowance for doubtful accounts...............     (735,071)   (377,439)
                                                     ------------  ----------
                                                     $ 18,093,355  12,734,381
                                                     ============  ==========

3. Notes Receivable

   Notes receivable consist of the following:

                                                                          June
                                                               June 26,    27,
                                                                 1999     1998
                                                               --------- -------
Note receivable from stockholder with interest at 8%
  per annum, payable in principal installments through June
 1999, with the remaining balance due in August 1999. The
 note is secured by certificates of deposit..................  $ 224,000 288,335
Note receivable with interest at 8% per annum, payable in
 monthly installments of $2,327, including interest, with any remaining balance due on December 2, 2002. The note is
 secured by real estate......................................    190,088 147,791
Unsecured note receivable with interest at 10%...............        --  100,000
Note receivable with interest at 8.5% per annum, payable in
 quarterly principal installments of $10,000, plus accrued
 interest, with final principal payment of $100,000 on June
 30, 2003. This note is secured by equipment.................    250,000     --
Unsecured note receivable due on October 1, 1999.............     90,000     --
Unsecured note receivable with interest at 10.5% per annum,
 payable in monthly installments of $44, including interest,
 with any remaining balance due on August 2003...............      1,923     --
                                                               --------- -------
                                                                 756,011 536,126
Less current maturities......................................    362,548  67,354
                                                               --------- -------
    Notes receivable, less current maturities................  $ 393,463 468,772
                                                               ========= =======

   Current maturities of notes receivable have been included in trade receivables.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

4. Inventories

   Inventories consist of the following:

                                                           June 26,    June 27,
                                                             1999        1998
                                                         ------------ ----------
      Raw materials..................................... $  7,905,889  8,990,201
      Work in process...................................    3,458,285  3,210,131
      Finished goods....................................    1,054,652  1,536,880
                                                         ------------ ----------
                                                         $ 12,418,826 13,737,212
                                                         ============ ==========

5. Leases

   The Company leases equipment and office, research and manufacturing facilities under operating leases which expire through April 2010. Future minimum lease payments under operating leases are as follows:

      Fiscal year ending June
      -----------------------
      2000........................................................ $  1,714,101
      2001........................................................    1,432,633
      2002........................................................    1,252,624
      2003........................................................    1,339,848
      2004........................................................    1,324,069
      Thereafter..................................................    7,292,498
                                                                   ------------
                                                                   $ 14,355,773
                                                                   ============

     Rent expense totaled $1,339,330, $916,155 and $761,710 for the years ended June 26, 1999, June 27, 1998 and June 28, 1997, respectively.

6. Stockholders' Equity

   Capital stock consists of the following at June 26, 1999 and June 27, 1998:

                                                         Number of shares
                                                            issued and
                                                           outstanding
                                                       -------------------- ---
                                                        June 27,  June 26,
                                            Authorized    1999      1998
                                            ---------- ---------- ---------
      Preferred stock, $.01 par value......  1,000,000        --        --
                                            ---------- ---------- ---------
        Total preferred stock..............  1,000,000        --        --
                                            ---------- ---------- ---------
      Common stock, $.01 par value......... 30,000,000 11,417,162 8,606,463
                                            ---------- ---------- ---------
        Total common stock................. 30,000,000 11,417,162 8,606,463
                                            ---------- ---------- ---------
        Total capital stock................ 31,000,000 11,417,162 8,606,463
                                            ========== ========== =========

   The holders of common stock are entitled to one vote for each share of record held on each matter submitted to a vote of stockholders. There is no cumulative voting for election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefrom, and, upon the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES preference on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is validly issued and nonassessable.

   On March 5, 1999, the Company completed the registration and sale of 2,000,000 shares of common stock at $11 per share. On April 6, 1999, the underwriters exercised their over-allotment option to purchase an additional 300,000 shares of common stock, bringing total shares issued in this offering to 2.3 million. The net proceeds from the offering were approximately $23.8 million.

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

   On September 3, 1997, the Company announced that it had met the requirements for the redemption of redeemable warrants issued in connection with the Company's Initial Public Offering ("IPO") and called the warrants for redemption. 2,082,451 redeemable warrants and 133,088 underwriter warrants were converted into 1,691,416 shares of common stock. The net proceeds were $15,234,000.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

   The Company adopted the 1993 Stock Option Plan in fiscal 1994 and in fiscal 1995, adopted the 1994 Formula Stock Option Plan to award stock options to non-employee directors of the Company. The Plans are administered by the Company's board of directors which has the authority to determine the recipients, number of shares, and the related terms and provisions of the options which may be granted.

   The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized in connection with these plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings
(loss) and net earnings (loss) per share would have been reduced to the following pro forma amounts.

                                   Years ended
                          -------------------------------
                                                   June
                            June 26,    June 27,    28,
                              1999        1998     1997
                          ------------  --------- -------
Net earnings (loss) as
 reported...............  $ (1,250,922) 4,020,604 937,759
                          ============  ========= =======
Pro forma net earnings
 (loss).................  $ (3,178,374) 2,118,435 225,740
                          ============  ========= =======
Basic earning (loss) per
 share as reported......  $      (0.13)      0.50    0.14
                          ============  ========= =======
Pro forma basic earnings
 (loss) per share.......  $      (0.34)      0.26    0.03
                          ============  ========= =======
Diluted earnings (loss)
 per share as reported..  $      (0.13)      0.47    0.14
                          ============  ========= =======
Pro forma diluted
 earnings (loss) per
 share..................  $      (0.34)      0.22    0.03
                          ============  ========= =======

   The effect of applying SFAS 123 as shown in the above pro forma disclosures is not representative of the pro forma effect on net earnings in future years because it does not take into consideration stock options granted prior to fiscal 1996.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in fiscal 1999, 1998 and 1997: no dividend yield for all years; expected volatility of 82%, 76% and 75% for 1999, 1998 and 1997, respectively; risk-free interest rates of 4.72% for 1999 grants, 5.8% for 1998 grants and 6% for 1997 grants; and expected lives of 4 years for 1999 grants, 4 years for 1998 grants, and 4 to 8 years for 1997 grants.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

   The following is a summary of stock option activity.

                                                    Employee stock options
                                                -------------------------------
                                                                       Weighted
                                                 Option                average
                                                 shares      Options   exercise
                                                available  outstanding  price
                                                ---------  ----------- --------
Balance at June 29, 1996.......................   688,223     716,070   $ 7.39
  Options granted..............................  (349,088)    349,088     6.46
  Options exercised............................       --      (52,964)    5.47
  Options expired..............................    48,769     (48,769)    7.10
                                                ---------   ---------
Balance at June 28, 1997.......................   387,904     963,425     7.17
  Options added................................ 1,132,500         --       --
  Options granted..............................  (465,579)    465,579    11.61
  Options exercised............................       --     (136,538)    6.08
  Options expired..............................   101,800    (101,800)    9.61
                                                ---------   ---------
Balance at June 27, 1998....................... 1,156,625   1,190,666     8.84
  Options granted..............................  (886,695)    886,695     6.59
  Options exercised............................       --     (222,035)    6.76
  Options expired..............................   460,993    (484,993)   10.20
                                                ---------   ---------
Balance at June 26, 1999.......................   730,923   1,370,333   $ 7.30
                                                =========   =========

   The weighted-average fair value of options granted during fiscal 1999, 1998 and 1997 was $3.13, $6.98 and $3.83, respectively.

   Effective August 26, 1998, the Company repriced all of its stock options which had been granted since June 29, 1997 to the closing market price on that date, which was $6.00 per share. Options which had been granted to directors of the Company during the same period were not repriced.

   The following is a summary of information relating to stock options outstanding at June 26, 1999:

                              Options outstanding          Options exercisable
                     ------------------------------------- --------------------
                       Number        Weighted     Weighted   Number    Weighted
                     outstanding     average      average  exercisable average
      Range of       at June 26,    remaining     exercise at June 26, exercise
   exercise prices      1999     contractual life  price      1999      price
   ---------------   ----------- ---------------- -------- ----------- --------
   $ 3.83--5.25          323,282        4.2 years   $ 4.03      81,922   $ 4.34
     6.00--9.00          760,600        2.9 years     6.85     364,234     6.99
     9.75--14.50         254,751        6.6 years    11.28     149,824    10.60
    15.00--20.00          31,700        5.2 years    19.20       6,000    19.25
                       ---------        ---------   ------     -------   ------
                       1,370,333        4.0 years   $ 7.30     601,980   $ 7.65
                       =========                    ======     =======   ======

   Notes receivable for common stock purchases are due through October 2000 or upon termination of employment with the Company, if earlier. Interest accrues at 6.28% per annum.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

7. Income Taxes

   Income tax expense (benefit) consists of the following:

                                                         Years ended
                                                -------------------------------
                                                 June 26,   June 27,   June 28,
                                                   1999       1998       1997
                                                ----------  ---------  --------
Current:
  Federal...................................... $  245,000  2,141,000   775,000
  State........................................     99,296    288,000   214,000
                                                ----------  ---------  --------
    Total current..............................    344,296  2,429,000   989,000
                                                ----------  ---------  --------
Deferred:
  Federal......................................   (779,320)  (267,000) (294,000)
  State........................................   (214,976)   304,000  (145,000)
                                                ----------  ---------  --------
    Total deferred.............................   (994,296)    37,000  (439,000)
                                                ----------  ---------  --------
                                                $ (650,000) 2,466,000   550,000
                                                ==========  =========  ========

   The actual tax expense differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:

                                                        Years ended
                                                ------------------------------
                                                                        June
                                                 June 26,   June 27,     28,
                                                   1999       1998      1997
                                                ----------  ---------  -------
Computed "expected" tax expense (benefit)...... $ (646,313) 2,205,446  505,838
Increase (reduction) in income taxes resulting
 from:
  State taxes, net of federal benefit..........    (76,348)   390,720   45,540
  Goodwill amortization........................    (46,569)    46,569      --
  Research and experimentation tax credit......     90,000    (87,248) (44,000)
  Valuation allowance movement.................     99,000   (171,000)     --
  Other........................................    (69,770)    81,513   42,622
                                                ----------  ---------  -------
                                                $ (650,000) 2,466,000  550,000
                                                ==========  =========  =======

   Total income tax expense (benefit) was recorded as follows:

                                                        Years ended
                                                ------------------------------
                                                                        June
                                                 June 26,   June 27,     28,
                                                   1999       1998      1997
                                                ----------  ---------  -------
(Loss) income from operations.................. $ (650,000) 2,466,000  550,000
Stockholders' equity, for compensation expense
 for tax purposes in excess of amounts
 recognized for financial-statement purposes...    443,533   (276,300) (62,242)
                                                ----------  ---------  -------
                                                $ (206,467) 2,189,700  487,758
                                                ==========  =========  =======

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                          June 26,   June 27,
                                                            1999       1998
                                                         ----------- ---------
Deferred tax assets:
  Net operating loss carryforwards...................... $ 1,415,068 2,163,978
  Accrued liabilities...................................     939,143   283,178
  Inventory.............................................   1,164,869   613,176
  Accounts receivable, principally due to allowance for
   doubtful accounts....................................     251,438   118,138
                                                         ----------- ---------
    Total deferred tax assets...........................   3,770,518 3,178,470
Less valuation allowance................................         --    (99,000)
                                                         ----------- ---------
    Deferred tax assets.................................   3,770,518 3,079,470
Deferred tax liabilities:
  Property and equipment, principally due to differences
   in depreciation methods..............................     320,180   623,428
                                                         ----------- ---------
    Net deferred tax assets............................. $ 3,450,338 2,456,042
                                                         =========== =========

   The net change in the valuation allowance for the years ended June 26, 1999 and June 27, 1998 was $99,000 and $171,000, respectively. The valuation allowance was principally attributable to state operating loss carryforwards.

   The Company has foreign operating loss carryforwards of approximately $2,900,000 related to its foreign subsidiary which are available indefinitely to offset future taxable income of the subsidiary.

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

8. Earnings (Loss) Per Share

   Basic earnings (loss) per share is based upon the weighted average common shares outstanding during each year. Diluted earnings (loss) per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute diluted earnings (loss) per share consisted of the following:

                                                           Years ended
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
   Weighted average common shares outstanding
    during the year.............................  9,398,289 8,052,926 6,686,253
   Weighted average common equivalent shares due
    to stock options and warrants...............        --    476,021    91,187
                                                  --------- --------- ---------
                                                  9,398,289 8,528,947 6,777,440
                                                  ========= ========= =========

   For 1999, common equivalent shares of 435,345 resulting from stock options and warrants were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

9. Sales and Revenue

   Total revenue consists of product sales, research contract revenue and other revenue. Other revenue includes revenues from service and repair activities and consulting.

   One commercial customer accounted for 45%, 40% and 38% of total revenue for the years ended June 26, 1999, June 27, 1998 and June 28, 1997, respectively. At June 26, 1999 and June 27, 1998, accounts receivable from this customer totaled $7,707,404 and $3,307,984, respectively. In 1999, 1998 and 1997, a second customer accounted for approximately 8%, 6% and 10% of total revenue, respectively.

   Sales to customers in foreign countries for the years ended June 26, 1999, June 27, 1998 and June 28, 1997 were $15,965,485, $18,923,069 and $10,082,704, respectively. At June 26, 1999 and June 27, 1998, accounts receivable from foreign customers totaled $3,453,121 and $8,297,593, respectively.

10. Commitments

   The Company may borrow up to $8,000,000 from a bank under an unsecured demand line of credit with interest at the bank's prime rate (7.75% at June 26, 1999). Borrowings under the line are limited to 100% of the Company's cash balance plus 80% of domestic accounts receivable outstanding less than 90 days. The Company may fix a portion or all of the outstanding balances under the line for periods up to the remaining term of the line. The line may be used for standby letters of credit.

   There are fees of 1.5% for any standby letters of credit and 0.25% on the unused portion of the line. There were no outstanding borrowings at June 26, 1999 and June 27, 1998. The line of credit expires in May 2000. No security pledges of assets can be granted nor dividends paid without the approval of the bank that issued the unsecured line of credit.

11. Acquisitions

   On April 5, 1999, the Company completed the acquisition of Klee Corporation ("Klee"), a manufacturer of physical vapor deposition process systems targeted to a segment of electronics packaging known as under-bump metallurgy or flip-chip packaging. Klee had limited operations through the date of the acquisition. The Company acquired all of the stock of Klee in exchange for 310,604 shares of the Company's common stock. The acquisition was accounted for on a pooling of interests basis. The Company's consolidated financial statements have not been restated for periods prior to acquisition as the acquisition was considered to be an immaterial pooling.

   On November 4, 1998, the Company completed the acquisition of PlasmaQuest, Inc., a manufacturer of systems for research and development, magnetic disk head processing, and electronic packaging applications. The acquired company was renamed ASTeX PlasmaQuest, Inc. ("PlasmaQuest"). The Company acquired all of the stock of PlasmaQuest for a preliminary purchase price of $22,656 net of cash acquired of $124,039. The purchase price was paid in cash from the Company's cash balances. The terms of certain of the Company's acquisition agreements provide for amounts advanced to PlasmaQuest prior to the acquisition, to be repaid. At June 26, 1999, the amount to be repaid to the Company was being negotiated. A reasonable estimate of the amount to be paid could not be determined at June 26, 1999. If the amounts are not repaid in full, the purchase price may be adjusted.

   On October 1, 1997, the Company completed the acquisition of Sorbios GmbH, renamed ASTeX GmbH, a manufacturer of ozone generators and air ionizers for semiconductor production. The Company acquired all of the stock of Sorbios GmbH for a total purchase price of $3,682,639. The purchase price was paid in cash,

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES from the Company's cash balances. Costs associated with the acquired in-process research and development expenses were charged to expense.

   On May 9, 1997, the Company completed its acquisition of the net assets of Converter Power, Inc. ("CPI"), a manufacturer of high efficiency, small form factor power sources used in semiconductor, medical, scientific and industrial applications. The Company acquired the net assets, exclusive of certain liabilities of CPI for a total purchase price of $7,378,958, which included $6,482,933 in cash, and 60,482 shares of ASTeX common stock valued at $896,025. Costs associated with the acquired in-process research and development were charged to expense.

   Except for Klee, these acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired and the liabilities assumed based on their fair values at the acquisition dates. The consideration paid and the fair value of the assets acquired and the liabilities assumed for the purchase method acquisitions, at the acquisition dates are summarized as follows:

                                                      Years ended
                                            ----------------------------------
                                             June 26,     June 27,   June 28,
                                               1999         1998       1997
                                            -----------  ----------  ---------
Consideration paid:
  Cash..................................... $   146,695   3,682,639  6,482,933
  Common stock (60,482 shares).............         --          --     896,025
                                            -----------  ----------  ---------
    Total consideration paid............... $   146,695   3,682,639  7,378,958
                                            ===========  ==========  =========
Allocation of purchase price:
  Cash..................................... $   124,039         --         --
  Accounts receivable......................   1,015,574   1,180,473  1,254,662
  Inventories..............................     297,898     969,519  2,051,237
  Property and equipment and other assets..   1,140,535   2,550,583    768,589
  Liabilities assumed......................  (2,824,689) (3,407,838)  (957,464)
  Acquisition related expenses, net of tax
   benefits where applicable...............         --      212,423    945,000
  Goodwill and other intangible assets.....     393,338   2,177,479  3,316,934
                                            -----------  ----------  ---------
    Total purchase price................... $   146,695   3,682,639  7,378,958
                                            ===========  ==========  =========

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

   The following unaudited pro forma results of operations give effect to the acquisitions as if the AsTex GmbH and CPI acquisitions had occurred at the beginning of fiscal 1997, (the effect of the PlasmaQuest acquisition is considered insignificant). Such pro forma information reflects certain adjustments including amortization of goodwill, interest expense, interest income, income tax effect and an increase in the number of weighted average shares outstanding. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place as described and is not necessarily indicative of results that may be obtained in the future.

                                                              Years ended
                                                        -----------------------
                                                          June 27,    June 28,
                                                            1998       19976
                                                        ------------ ----------
                                                              (Unaudited)
      Pro forma total revenue.........................  $ 84,414,488 59,457,723
                                                        ============ ==========
      Pro forma net earnings..........................  $  4,877,294  1,142,994
                                                        ============ ==========
      Pro forma basic earnings per share..............  $       0.61       0.17
                                                        ============ ==========
      Pro forma diluted earnings per share............  $       0.57       0.17
                                                        ============ ==========
      Pro forma weighted average common shares
       outstanding used to calculate pro forma basic
       earnings per share.............................     8,052,926  6,738,411
                                                        ============ ==========
      Pro forma weighted average common shares
       outstanding used to calculate pro forma diluted
       earnings per share.............................     8,528,947  6,827,199
                                                        ============ ==========

12. Transaction with Stockholder

   In 1997, the Company sold the net assets of a subsidiary, Ehrhorn Technological Operations ("ETO"), Alpha product line with a cost of $565,022, to Alpha/Power, Inc. ("API") in exchange for cash and a note receivable. A majority of API is owned by a former owner of ETO who is currently an ASTeX stockholder. In connection with this sale, API agreed to assume and indemnify ETO against all obligations to provide warranty for Alpha products sold prior to the sale. There was no gain or loss associated with the sale.

13. Noncash Financing and Investing Activities

   During the year ended June 26, 1999, 21,940 shares of common stock were returned to the Company in lieu of a cash reimbursement for warranty costs incurred related to products shipped by CPI prior to their acquisition by the Company.

   In connection with the exercise of stock options, tax benefits of $443,533, $276,300 and $62,242 were recorded as additional paid-in capital for the years ended June 26, 1999, June 27, 1998 and June 28, 1997, respectively.

14. Retirement Plans

   Prior to January 1, 1997, the Company sponsored two defined contribution 401(k) retirement plans covering substantially all employees of the Company. The Company contributed 20% of employee voluntary contributions up to 5% of eligible wages for the plan covering employees of ASTeX, ASTeX/Gerling Laboratories, and Newton Engineering Service, Inc. The Company contributed 50% of employee voluntary contributions up to 6% of eligible wages for the plan covering employees of ETO. Beginning January 1, 1997, the Company merged the plans and under the new plan contributes 50% of employee voluntary contributions

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES up to 6% of eligible wages on a discretionary basis. Total expense under the plans amounted to $86,546, $324,128 and $110,214 for the years ended June 26, 1999, June 27, 1998 and June 28, 1997, respectively.

15. New Accounting Pronouncements

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will become effective during fiscal year 2001. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

   The Company is evaluating the impact of Statement No.133 and SOP 98-1.

16. Restructuring Charges and Other Related Expenses

   During 1999, the Company consolidated its Modesto, California operations into its Woburn, Massachusetts and Colorado Springs, Colorado sites. The Company also consolidated its Beverly, Massachusetts operation into Woburn. These consolidations resulted in a restructuring charge of $1,497,000. The restructuring charge consisted of severance relating to the termination of 70 employees, abandonment of leasehold improvements and fixed assets, and facility costs (primarily future lease payments relating to abandoned facilities). Accrued expenses at June 26, 1999 included approximately $174,000, primarily relating to restructuring accruals for facility costs expected to be paid over the next 9 months.

   In connection with the aforementioned consolidations, the Company wrote down inventory having a cost of $1,090,000 during 1999. The write-down was due to excess inventory resulting from the unexpected severity of the downturn in the semiconductor equipment industry, excess and obsolete customer-specific inventory, and the abandonment of certain marginal product lines. The Company also incurred $393,000 of other transition costs related to the consolidations for moving assets and training personnel. The write-down of inventory and other transition costs are reflected in the consolidated statement of operations as cost of sales and revenues, and general and administrative expenses, respectively.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

   Also during 1999, the Company announced the consolidation of its recently acquired PlasmaQuest operations based in Dallas, Texas into its newly leased space in Wilmington, Massachusetts. This consolidation has resulted in a restructuring charge of approximately $763,000, primarily consisting of severance relating to the termination of 16 employees, abandonment of leasehold improvements and fixed assets, and facility costs (primarily future lease payments relating to the abandoned facility). The consolidation of the facility is expected to begin in the first quarter of fiscal 2000 and take 6 months to complete.

   Total 1999 costs related to restructurings, inventory writedowns and transition costs were $3,743,000.

17. Segment and Related Information

   The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1999, which changes the way the Company reports information about its operating segments. The information for 1998 and 1997 has been restated from prior years' presentation in order to conform to the 1999 presentation.

   The Company has four reportable segments, Semiconductor, Medical and Industrial, Systems, and Corporate, that have separate financial results that are reviewed by the Company's chief operating decision maker. Identifiable assets and capital expenditures data are presented geographically as they are managed on that basis.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                      Medical
                            Semi-       and
                          conductor  Industrial  Systems    Corporate     Total
                         ----------- ---------- ----------  ----------  ----------
1999:
  Net sales............. $51,341,209 22,611,625  4,256,879         --   78,209,713
  Inter-segment net
   sales................   3,225,162      7,921        --          --    3,233,083
  Profit (loss) from
   operations...........   3,736,263    332,280 (1,306,045) (5,336,437) (2,573,939)
  Depreciation..........   1,195,043    304,132    335,787     823,520   2,658,482
1998:
  Net sales.............  52,803,964 27,715,213  2,916,958         --   83,436,135
  Inter-segment net
   sales................   3,748,808        --         --          --    3,748,808
  Profit from
   operations...........   5,634,502  3,507,961    127,777  (3,361,201)  5,909,039
  Depreciation..........   1,374,109    477,746    175,227     167,237   2,194,319
1997:
  Net sales.............  29,333,396 15,668,412  2,965,330         --   47,967,138
  Inter-segment net
   sales................   1,434,684        --         --          --    1,434,684
  Profit from
   operations...........   1,846,999  2,705,675    243,409  (3,137,278)  1,658,805
  Depreciation..........   1,217,837    301,621    181,212     124,069   1,824,739

   Financial information relating to the Company's geographic area was as follows:

                                                        Total revenue
                                              ----------------------------------
                                                  1999        1998       1997
                                              ------------ ---------- ----------
   United States............................. $ 62,244,228 64,513,066 37,884,434
   Europe....................................   11,175,162 12,290,811  6,260,679
   Other.....................................    4,790,323  6,632,258  3,822,025
                                              ------------ ---------- ----------
                                              $ 78,209,713 83,436,135 47,967,138
                                              ============ ========== ==========

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                                      Long-lived assets
                                              ----------------------------------
                                                June 26,    June 27,   June 28
                                                  1999        1998       1997
                                              ------------ ---------- ----------
   United States............................. $  7,849,181  8,245,080  7,503,249
   Europe....................................      298,546    279,184        --
                                              ------------ ---------- ----------
                                               $ 8,147,727  8,524,264  7,503,249
                                              ============ ========== ==========
                                                     Identifiable assets
                                              ----------------------------------
                                                June 26,    June 27,   June 28
                                                  1999        1998       1997
                                              ------------ ---------- ----------
   United States............................. $ 76,533,869 48,533,191 39,327,221
   Europe....................................    4,001,505  2,760,115        --
                                              ------------ ---------- ----------
                                              $ 80,535,374 51,293,306 39,327,221
                                              ============ ========== ==========
                                                     Capital expenditures
                                              ----------------------------------
                                                June 26,    June 27,   June 28
                                                  1999        1998       1997
                                              ------------ ---------- ----------
   United States............................. $  1,733,407  2,877,917  1,029,908
   Europe....................................      105,802    121,231        --
                                              ------------ ---------- ----------
                                               $ 1,839,209  2,999,148  1,029,908
                                              ============ ========== ==========

18. Subsequent Event

   On August 24, 1999, the Company acquired substantially all of the assets of Shamrock(TM) from Sputtered Films, Inc. for cash consideration of $6 million. This acquisition will be accounted for by the purchase method of accounting.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED SCIENCE AND TECHNOLOGY, INC.

Date: September 24, 1999
                                                  /s/ Richard S. Post
                                          By: _________________________________
                                                      Richard S. Post
                                                         President

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Name                           Capacity                  Date
                ----                           --------                  ----
        /s/ Richard S. Post          Chairman of the Board, Chief     September 24,
 ___________________________________  Executive Officer and                    1999
           Richard S. Post            President
                                      (principal executive
                                      officer)
         /s/ John M. Tarrh           Chief Financial Officer,         September 24,
 ___________________________________  Senior                                   1999
            John M. Tarrh             Vice President of Finance
                                      (principal financial and
                                      accounting officer) and
                                      Director
        /s/ Donald K. Smith          Director                         September 24,
 ___________________________________                                           1999
           Donald K. Smith
        /s/ John R. Bertucci         Director                         September 24,
 ___________________________________                                           1999
          John R. Bertucci
       /s/ Michel de Beaumont        Director                         September 24,
 ___________________________________                                           1999
         Michel de Beaumont
       /s/ Robert R. Anderson        Director                         September 24,
 ___________________________________                                           1999
         Robert R. Anderson
        /s/ Hans-Jochen Kahl         Director                         September 24,
 ___________________________________                                           1999
          Hans-Jochen Kahl

Exhibits

   (1) The following exhibits are filed herewith or incorporated by reference as indicated below:

 Exhibit
   No.   Title
 ------- -----
   3a    Certificate of Incorporation, as amended, dated July 1, 1992.(8)
   3b    Certificate of Amendment of Certificate of Incorporation, dated
         September 1, 1993.(8)
   3c    Bylaws, as amended.(8)
   4a    Specimen Common Stock Certificate.(8)
   4b    Form of Certificate of Designation for the Series A Junior
         Participating Preferred Stock.(3)
 +10a    Master Purchase Order and Sales Agreement between the Company and
         Applied Materials, Inc., dated May 27, 1999.
  10b    Lease for premises at 35 Cabot Road, Woburn, Massachusetts, dated
         February 10, 1989 (the "Massachusetts Lease").(8)
  10c    Extension to the Massachusetts lease, dated June 23, 1995.(7)
  10d**  1993 Stock Option Plan, as amended.(5)
  10e**  Form of Amended Key Employee Agreement for Dr. Richard S. Post, dated as of July 1, 1996.(5)
  10f**  Form of Amended Key Employee Agreement for Dr. Donald K. Smith, dated as of July 1, 1996.(5)
  10g**  Form of Amended Key Employee Agreement for John M. Tarrh, dated as of
         July 1, 1996.(5)
  10h**  Form of Key Employee Agreement for Brian R. Chisholm, dated November
         26, 1996.(5)
  10i**  Form of Key Employee Agreement for Michael DeLuca, dated May 1,
         1997.(5)
  10j**  Form of Key Employee Agreement for Avishay Katz.(2)
  10k**  Form of Key Employee Agreement for Jill Maunder.(2)
 101**   Form of Key Employee Agreement for Stanley Burg.(1)
  10m    $8,000,000 Unsecured Committed Revolver Loan Agreement between the
         Company and State Street Bank and Trust Company.(6)
  10n    $8,000,000 Unsecured Committed Revolver Promissory Note from the
         Company to State Street Bank and Trust Company.(6)
  11     Statement Re: Computation of Per Share Earnings.
  21     Revised List of Subsidiaries.
  23     Consent of KPMG LLP.
  27     Financial Data Schedule.

    (1) Previously filed as part of our Form S-3 Registration Statement (Number 333-71467) filed with the Commission on January 29, 1999 and incorporated by reference herein.

    (2) Previously filed as part of our Annual Report on Form 10-K for the year ended June 27, 1998, filed with the Commission on September 26, 1998 and incorporated by reference herein.

    (3) Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on March 5, 1998 in connection with our adoption of a Shareholder Rights Plan, and incorporated by reference herein.

    (4) Previously filed as part of our Annual Report on Form 10-K for the year ended June 27, 1998, filed with the Commission on September 26, 1998, and incorporated by reference herein.

    (5) Previously filed as part of our Annual Report on Form 10-K for the year ended June 28, 1997, filed with the Commission on September 26, 1997, and are incorporated by reference herein.

    (6) Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on May 23, 1997 in connection with our acquisition of substantially all of the assets of Converter Power, Inc., and incorporated by reference herein.

    (7) Previously filed as part of our Annual Report on Form 10-K for the year ended July 1, 1995, filed with the Commission on September 28, 1995, and incorporated by reference herein.

    (8) Previously filed as part of our Form SB-2 Registration Statement (Number 33-69098-B) declared effective by the Commission on November 9, 1993, and incorporated by reference herein.

--------
+ Filed herewith. Certain information withheld and filed separately with the Commission pursuant to a request for confidential treatment.
** These exhibits relate to executive compensation plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

 (b)Reports on Form 8-K.

   No reports filed on Form 8-K were filed during the last quarter of the fiscal year ended June 26, 1999.

 (c)Exhibits.

   The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(3) above.

 (d)Financial Statement Schedules.

   Not Applicable.