Form 10-Q
period 1999-09-25
APPLIED SCIENCE & TECHNOLOGY INC
filed 1999-11-10
CIK 912842

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                      __________________________________

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 25, 1999
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

     COMMISSION FILE NUMBER 0-22646
                            -------

                     APPLIED SCIENCE AND TECHNOLOGY, INC.
                        (Name of Issuer in its Charter)
                        _______________________________

          DELAWARE                                          04-2962110
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

               35 CABOT ROAD, WOBURN, MASSACHUSETTS  01801-1053
             (Address of Principal Executive Offices)  (Zip Code)
                        _______________________________

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

                                                  Yes   X      No
                                                       ---         ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE                          11,605,725
-----------------------------               ----------------------------------
            Class                           Outstanding as of November 5, 1999

===============================================================================

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                     INDEX


   Title                                                     PAGE
   -----                                                     ----
Part I.   Financial Information

Item 1    Financial Statements

   Consolidated Statements of Operations for the Three
    Months Ended September 25, 1999 and September 26, 1998      2

   Consolidated Balance Sheets -
   September 25, 1999 and June 26, 1999                         3

   Consolidated Statements of Cash Flows for the Three
    Months Ended September 25, 1999 and September 26, 1998      4

   Notes to Consolidated Financial Statements                   5

Item 2    Management's Discussion and Analysis of Results of
          Operations and Financial Condition                    8

Item 3    Quantitative and Qualitative Disclosure about
          Market Risk                                          12

PART II.  OTHER INFORMATION

Items 1-6 None

SIGNATURES                                                     13

Appendix                                                       14

ITEM 1    FINANCIAL STATEMENTS

             Applied Science and Technology, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (in thousands except per share data)

                                                                                     THREE MONTHS ENDED
                                                                         SEPTEMBER 25,                  SEPTEMBER 26,
                                                                             1999                            1998
                                                                        ---------------                ----------------
                                                                         (UNAUDITED)                    (UNAUDITED)
Product sales, net                                                             $ 28,516                        $ 10,848
Research contact revenue                                                             32                             120
Other revenue                                                                     2,054                           1,132
                                                                               --------                        --------
     Total revenue                                                               30,602                          12,100

Cost of sales and revenue:
  Product sales and other revenue                                                19,417                          10,844
  Research contracts                                                                  3                              81
                                                                               --------                        --------
     Total cost of sales and revenue                                             19,420                          10,925
                                                                               --------                        --------

     Gross profit                                                                11,182                           1,175
                                                                               --------                        --------

Operating expenses:
  Research and development expenses                                               2,696                           2,324
  Selling expenses                                                                2,026                           1,202
  General and administrative expenses                                             2,571                           1,865
  Restructuring charge                                                                0                           1,497
                                                                               --------                        --------
  Total operating expenses                                                        7,293                           6,888
                                                                               --------                        --------
  Earnings (loss) from operations                                                 3,889                          (5,713)
                                                                               --------                        --------

  Other expense (income):
     Interest expense                                                                 0                              12
     Interest income                                                               (407)                           (124)
     Other expense (income)                                                           8                               8
                                                                               --------                        --------
     Total other income                                                            (399)                           (104)
                                                                               --------                        --------

        Earnings (loss) before income taxes                                       4,288                          (5,609)
                                                                               --------                        --------

        Income tax expense (benefit)                                              1,658                          (2,128)
                                                                               --------                        --------

     Net earnings (loss)                                                       $  2,630                        $ (3,481)
                                                                               ========                        ========
Basic net earnings (loss) per share                                            $   0.23                        $  (0.41)
                                                                               ========                        ========
Diluted net earnings (loss) per share                                          $   0.22                        $  (0.41)
                                                                               ========                        ========

Weighted average common shares
  outstanding used to calculate
  basic earnings (loss) per share                                                11,427                           8,585
                                                                               ========                        ========
Weighted average common shares
  outstanding used to calculate
  diluted earnings (loss) per share                                              12,207                           8,585
                                                                               ========                        ========

See accompanying Notes to Consolidated Financial Statements

              APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       SEPTEMBER 25,      JUNE 26,
                                                                            1999            1999
                                                                       ------------     ------------
                                                                        (UNAUDITED)       (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 25,884        $ 31,775
  Trade receivables                                                          20,364          18,093
  Other receivables                                                             806             906
  Inventories                                                                15,424          12,419
  Prepaid expenses and other assets                                             527             386
  Deferred income taxes                                                       1,413           1,514
                                                                           --------        --------
       Total current assets                                                  64,418          65,093
                                                                           --------        --------
Property and equipment:
  Land                                                                          473             473
  Building                                                                    1,652           1,652
  Equipment                                                                  12,914          11,181
  Furniture and fixtures                                                      1,033           1,043
  Leasehold improvements                                                      2,207           2,193
                                                                           --------        --------
                                                                             18,279          16,542
  Less accumulated depreciation and amortization                             (8,859)         (8,394)
                                                                           --------        --------
       Net property and equipment                                             9,420           8,148
                                                                           --------        --------
Other assets:
  Patents, net                                                                  990             992
  Goodwill, net of accumulated amortization                                   7,985           3,967
  Deferred income taxes                                                       2,600           1,936
  Notes receivable, less current maturities                                     391             394
  Other, net                                                                      2               5
                                                                           --------        --------
        Total other assets                                                   11,968           7,294
                                                                           --------        --------
                                                                           $ 85,806        $ 80,535
                                                                           ========        ========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  5,578        $  5,496
  Accrued expenses                                                            6,697           3,471
  Accrued compensation expense and related costs                              1,811           2,624
  Accrued income taxes                                                          348             607
  Commissions payable and customer advances                                     759             616
                                                                           --------        --------
       Total current liabilities                                             15,193          12,814
                                                                           --------        --------
Stockholders' equity:
  Common stock                                                                  115             114
  Additional paid-in capital                                                 70,281          70,045
  Retained earnings (accumulated deficit)                                       505          (2,124)
  Less: Notes receivable for common stock purchases                            (126)           (148)
  Accumulated comprehensive income (loss)                                      (162)           (166)
                                                                           --------        --------
       Total stockholders' equity                                            70,613          67,721
                                                                           --------        --------
                                                                           $ 85,806        $ 80,535
                                                                           ========        ========

See accompanying Notes to Consolidated Financial Statements

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                          THREE MONTHS ENDED
                                                                                   ---------------------------
                                                                             SEPTEMBER 25,              SEPTEMBER 26,
                                                                                 1999                        1998
                                                                             -------------              -------------
                                                                              (UNAUDITED)                (UNAUDITED)
Cash flows from operating activities:
  Net earnings (loss)                                                          $  2,630                      $ (3,481)
  Adjustments to reconcile net earnings (loss) to net   cash
  cash provided by operating activities:
     Depreciation                                                                   692                           765
     Amortization                                                                   268                           150
     Deferred income taxes                                                         (563)                       (2,128)
     Loss on disposal of assets                                                     493                           625
     Changes in operating assets and liabilities::
       Trade receivable                                                          (2,270)                        3,139
       Other receivables                                                            100                            --
       Inventories                                                               (2,359)                         (270)
       Prepaid expenses and other assets                                           (138)                           33
       Notes receivable                                                               2                          (498)
       Accounts payable                                                              81                          (548)
       Accrued expenses                                                           2,050                          (509)
       Commission payable and customer advances                                     143                            34
                                                                               --------                      --------
          Net cash provided by (used for)
          operating activities                                                    1,128                        (2,688)
                                                                               --------                      --------

Cash flows from investing activities:
  Acquisition of subsidiaries, less cash acquired                                (6,164)                           --
  Additions to property and equipment                                            (1,080)                         (567)
  Patent costs                                                                      (39)                           (4)
                                                                               --------                      --------
     Net cash used for investing activities                                      (7,283)                         (571)
                                                                               --------                      --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                        259                             1
                                                                               --------                      --------
  Net cash provided by  financing
  activities                                                                        259                             1
                                                                               --------                      --------
Effect of exchange rate changes on cash                                               4                           144
                                                                               --------                      --------
Net decrease in cash and cash equivalents                                        (5,891)                       (3,113)

Cash and cash equivalents at beginning of period                                 31,775                         7,687
                                                                               --------                      --------
Cash and cash equivalents at end of period                                     $ 25,884                      $  4,573
                                                                               ========                      ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                  $     --                      $     12
                                                                               ========                      ========
     Income taxes                                                              $    924                      $    221
                                                                               ========                      ========

See accompanying Notes to Consolidated Financial Statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes on Consolidated Financial Statements
                                  (UNAUDITED)

1)   BASIS OF PRESENTATION

     The unaudited financial statements as of September 25, 1999 and September 26, 1998, and for the three month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 26, 1999 and the notes thereto included in our Form 10-K filed with the Securities and Exchange Commission.

     The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

2)   EARNINGS (LOSS) PER SHARE

     The weighted average number of shares used to compute diluted earnings
     (loss) per share consisted of the following:

                                                     THREE MONTHS ENDED
                                                       (IN THOUSANDS)
                                         -------------------------------------
                                         SEPTEMBER 25,            SEPTEMBER 26,
                                             1999                     1998
                                         -------------            -------------
                                          (UNAUDITED)              (UNAUDITED)
Weighted average common shares               11,427                    8,585
   outstanding
Weighted average common equivalent              780                       --
   shares due to stock options and
   warrants
                                         ----------               ----------
                                             12,207                    8,585
                                         ==========               ==========

     Weighted average common equivalent shares relating to stock options and warrants were not included in the weighted average shares used to compute diluted loss per share for the three months ended September 26, 1998, as they had an antidilutive effect.

3)    ACCOUNTS RECEIVABLE

                                                                            (in thousands)
                                                          SEPTEMBER 25,                        JUNE 26,
                                                              1999                               1999
                                                    ------------------------------------------------------------
                                                           (unaudited)                         (audited)
Accounts receivable, trade                                  $19,826                               $17,653
Notes receivable, current portion                             1,255                                 1,175
Allowance for doubtful accounts                                (717)                                 (735)
                                                        -----------                            ----------
                                                            $20,364                               $18,093
                                                        ===========                            ==========

4)  Inventories

                                                                                    (in thousands)
                                                                 SEPTEMBER 25,                           JUNE 26,
                                                                      1999                                 1999
                                                         -----------------------------------------------------------
                                                                  (unaudited)                           (audited)
Raw materials                                                           $10,801                          $  7,906
Work in process                                                           2,921                             3,458
Finished goods                                                            1,702                             1,055
                                                                    -----------                        ----------
                                                                        $15,424                          $ 12,419
                                                                    ===========                        ==========

5)   RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are expensed as incurred. Research and development expenses attributable to research contracts are included in costs of sales and revenue.

     We also receive funding for certain research and development costs which is used to offset our research and development expenses. We incurred research and development expenses, net of funding received, as follows:

                                                                                  THREE MONTHS ENDED
                                                                                    (IN THOUSANDS)
                                                                  -------------------------------------------------
                                                                 SEPTEMBER 25,                           SEPTEMBER 26,
                                                                      1999                                    1998
                                                         ---------------------------          ---------------------------------
                                                                  (UNAUDITED)                             (UNAUDITED)
Research and development costs                                     $   2,732                            $  2,346
Less funding                                                              36                                  22
                                                                   ---------                            --------
                                                                   $   2,696                            $  2,324
                                                                   =========                            ========

6)   COMMITMENTS

     We may borrow up to $8,000,000 from a bank under an unsecured demand line of credit with interest at the bank's prime rate (8.25% at September 25, 1999). Borrowings under the line are limited to 100% of our cash balance plus 80% of domestic accounts receivable under 90 days outstanding. As of September 25, 1999 there were no borrowings against the line of credit.


7)   STOCKHOLDERS' EQUITY

     Capital stock consists of the following:

                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                        NUMBER OF SHARES
                                                            --------------------------------------
                                                              AUTHORIZED   ISSUED AND OUTSTANDING
                                                                          SEPTEMBER 25,   JUNE 26,
                                                                               1999         1999
                                                                        --------------------------
                                                                           (UNAUDITED)    (AUDITED)
Preferred stock:
Preferred stock, $.01 par value                                    1,000              -          -
                                                            --------------------------------------
Total preferred stock                                              1,000              -          -
                                                            --------------------------------------
Common stock:
Common stock, $.01 par value                                      30,000         11,455     11,417
                                                            --------------------------------------
Total common stock                                                30,000         11,455     11,417
                                                            --------------------------------------
Total capital stock                                               31,000         11,455     11,417
                                                            --------------------------------------


8)   Comprehensive Income

     We adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income during the quarter ended September 26, 1998. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive income be shown as a separate component of stockholders' equity with additional disclosure of accumulated balances for each classification within other comprehensive income in addition to the reporting of total comprehensive income. Accumulated other comprehensive income, a component of stockholders' equity previously titled "cumulative translation adjustment," consists solely of foreign currency translation. The components of total comprehensive income (loss) were as follows:

                                                                    Three Months
                                                                   (in thousands)
                                                        ----------------------------------------
                                                            September 25,      SEPTEMBER 26,
                                                                 1999               1998
                                                          ---------------    ---------------
                                                             (unaudited)        (unaudited)
     Net income (loss)                                    $    2,630           $  (3,481)
     Comprehensive income (loss)                                   4                 144
                                                          ----------           ---------
                                                          $    2,634           $  (3,337)
                                                          ==========           =========

9)   ACQUISITIONS

     On August 24, 1999, we completed the acquisition of the Shamrock product line from Sputtered Films, Inc. for a total purchase price of $6,163,802. The purchase price was paid in cash from our cash reserves.

10) The Company has four reportable segments. Semiconductor, Medical and Industrial, Systems and Corporate that have separate financial results that are reviewed by the Company's chief operating decision-maker. Identifiable assets and capital expenditures data are presented geographically as they are managed on that basis.

                                                                    THREE MONTHS
                                                                   (IN THOUSANDS)
                                              -------------------------------------------------------
                                                  SEMI-    MEDICAL AND
                                                CONDUCTOR   INDUSTRIAL   SYSTEMS  CORPORATE    TOTAL
                                              -------------------------------------------------------
September 25, 1999
Net sales                                         $23,141        3,968     3,493          -   $30,602
Inter-segment net sales                               739           10         -          -       749
Profit (loss) from operations                       5,683         (249)      173     (1,718)    3,889
Depreciation                                          311           76        90        215       692

September 26, 1998
Net sales                                         $ 6,451        5,248       401          -   $12,100
Inter-segment net sales                             1,033           48         -          -     1,081
Profit (loss) from operations                      (2,849)        (231)     (155)    (2,478)   (5,713)
Depreciation                                          482          168        54         61       765

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

ASTeX provides precision reactive gas solutions to the OEM semiconductor, medical, and industrial markets, and complete process systems for advanced packaging and magnetic sensor applications. ASTeX's broad product line is based on a decade of leadership in core technologies including precision reactive gas processing, specialized power sources, and system integration. Depending on customers' needs, ASTeX provides varying levels of integration, from components to subsystems to complete process solutions. ASTeX helps customers maximize their competitive advantage by improving time to market while reducing costs and complexity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998

The following table compares the consolidated statements of operations for the three-month periods ended September 25, 1999 and September 26, 1998, expressed as a percentage of total revenue.

                                                                                    Three Months Ended
                                                             --------------------------------------------------------------------
                                                                       September 25,                          SEPTEMBER 26,
                                                                           1999                                   1998
                                                             ----------------------------            ---------------------------
Product sales, net                                                                   93.2%                                  89.7%
Research contract revenue                                                             0.1%                                   1.0%
Other revenue                                                                         6.7%                                   9.4%
                                                              ---------------------------            ---------------------------
       Total revenue                                                                100.0%                                 100.0%
                                                              ---------------------------            ---------------------------

Cost of sales and revenue:
   Product sales and other revenue                                                   63.5%                                  89.6%
   Research contracts                                                                 0.0%                                   0.7%
                                                              ---------------------------            ---------------------------
       Total cost of sales and revenue                                               63.5%                                  90.3%
                                                              ---------------------------            ---------------------------

       Gross profit                                                                  36.5%                                   9.7%
                                                              ---------------------------            ---------------------------

Operating expenses:
   Selling expenses                                                                   6.6%                                   9.9%
   General and administrative expenses                                                8.4%                                  15.4%
   Research and development expenses                                                  8.8%                                  19.2%
   Restructuring charge                                                               0.0%                                  12.4%
                                                              ---------------------------            ---------------------------
       Total operating expenses                                                      23.8%                                  56.9%
                                                              ---------------------------            ---------------------------

       Earnings (loss) from operations                                               12.7%                                 (47.2)%
                                                              ---------------------------            ---------------------------

Other expense (income):
   Interest expense                                                                   0.0%                                   0.1%
   Interest income                                                                   (1.3)%                                 (1.0)%
   Other expense (income)                                                             0.0%                                   0.1%
                                                              ---------------------------            ---------------------------
       Total other income                                                            (1.3)%                                 (0.9)%
                                                              ---------------------------            ---------------------------

       Earnings (loss) before income taxes                                           14.0%                                 (46.4)%

Income tax expense (benefit)                                                          5.4%                                 (17.6)%
                                                              ---------------------------            ---------------------------

       Net earnings (loss)                                                            8.6%                                 (28.8)%
                                                              ===========================            ===========================

REVENUE

Total revenue increased by 153% to a record $30.6 million in the first quarter of fiscal 2000 compared to revenue of $12.1 million in the first quarter of fiscal 1999. The increase is primarily due to the recovery of the semiconductor capital equipment business which increased by 259% to $23.1 million in the first quarter of fiscal 2000 compared to $6.5 million in fiscal 1999 which is when the semiconductor business was at its lowest point for us. The medical and industrial business declined to $4.0 million in the first quarter of fiscal 2000 compared to $5.2 million in fiscal 1999 primarily due to slowdown in the medical RF business. The systems business increased to $3.5 million in fiscal 2000 compared to $0.4 million in fiscal 1999. The increase is due to the acquisitions of PlasmaQuest and Klee subsequent to the end of the first quarter of fiscal 1999.

GROSS PROFIT

Gross profit increased by $10.0 million to $11.2 million or 36.5% of total revenue in the first quarter of fiscal 2000 compared to $1.2 million or 9.7% of total revenue in the first quarter of fiscal 1999. Gross margin increased due to increased volume, favorable product mix with higher gross margin, and a lower fixed cost structure due to plant consolidations undertaken in fiscal 1999. Gross margins also improved over the prior year due to a $1.1 million inventory write-down in the first quarter of 1999 with no comparable expense in the first quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses increased by 69% to $2.0 million or 6.6% of total revenue in the first quarter of fiscal 2000 compared to $1.2 million or 9.9% of total revenue in the first quarter of fiscal 1999. The increase is due to the creation of Global Customer Operations (GCO) during the second half of fiscal 1999 and increased staffing of marketing, sales, service, and product management in the second half of fiscal 1999 as well as in the first quarter of fiscal 2000 in order to better serve and meet customer needs on a global basis. General and administrative expenses increased to $2.6 million or 8.4% of total revenue in the first quarter of fiscal 2000 compared to $1.9 million or 15.4% of total revenue in the first quarter of fiscal 1999. The increase is due to increased goodwill amortization due to new acquisitions, management changes including expanding the senior management team, increased administrative costs of acquisitions, and increased administrative expenses due to the two new acquisitions.

As a result of consolidation of two facilities, in the first quarter of fiscal 1999 we incurred a restructuring charge of $1.5 million for the costs of severance, abandonment of leasehold improvements, fixed assets and facility costs, primarily future lease payments. There was no comparable cost in the first quarter of fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Net research and development expense increased by 16% to $2.7 million or 8.8% of total revenue in the first quarter of fiscal 2000 compared to $2.3 million or 19.2% of total revenues in the first quarter of fiscal 1999. Increased research and development expenses are primarily a result of the acquisitions of PlasmaQuest and Klee.

OPERATING INCOME (LOSS)

We had operating income of approximately $3.9 million or 12.7% of total revenues in the first quarter of fiscal 2000 compared to a loss of $5.7 million or 46.3% of total revenue in the first quarter of fiscal 1999. The increase in operating income is due to increased revenues, gross margin and lower expenses as a percentage of sales compared to the first quarter of fiscal 1999.

OTHER INCOME AND INCOME TAXES

Total other income increased by $295,000 to $399,000 in the first quarter of fiscal 2000 compared to $104,000 in the first quarter of fiscal 1999 primarily due to interest income earned on the cash investment from our secondary stock offering in March 1999. We had income tax expense of $1.7 million in the first quarter of fiscal 2000 compared to a tax benefit of $2.1 million in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES.

At September 25, 1999 we had cash and short-term investments of $25.9 million with working capital of $49.2 million as compared to June 26, 1999 when we had cash and short-term investments of $31.8 million and working capital of $52.3 million.

During the three months ended September 25, 1999 our cash position decreased by $5.9 million. Cash provided by operating activities was $1.1 million, cash used for investing activities was $7.3 million and cash provided by financing activities was $0.3 million, primarily due to the exercise of stock options. Cash provided by operating activities consisted of $2.6 million of net income, $2.5 million used for changes in working capital including changes in deferred income taxes, offset by non-cash depreciation and amortization of $1.0 million. Cash used for financing activities consisted primarily of $6.2 million for the August 1999 acquisition of the Shamrock product line from Sputtered Films, Inc., and $1.1 million for additions to property, plant and equipment.

We have a credit facility with State Street Bank and Trust Company which consists of an $8 million unsecured demand line of credit with interest at the bank's prime rate of 8.25% at September 25, 1999.

We will continue to use our cash resources for developing new products, expanding sales and marketing, performing collaborative product development projects, and for general working capital. We seek joint ventures and/or acquisitions that will enhance our position in our markets with potential to increase revenue and profitability.

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

We believe that our financial reporting and enterprise resource planning (ERP) systems are Year 2000 compliant as of September. We are currently in the process of updating our financial reporting and ERP systems with SAP R/3, which has been represented as being Year 2000 compliant by its producer. We are currently using SAP R/3 in our facility in Woburn, MA. The current ERP software packages used by ASTeX ETO are represented as being Year 2000 compliant. The software package used by ASTeX Sorbios was not Year 2000 compliant; however, we purchased an upgrade that is represented as being Year 2000 compliant and implemented this software in April 1999. Our other software is generally certified by the vendor as Year 2000 compliant or is not considered critical to our operations.

We have spent approximately $1.5 million through September 1999 on SAP R/3 software, hardware and consultants. We plan future SAP R/3 implementation expenditures of approximately $300,000. Although we believe future SAP R/3 implementation cost estimates to be accurate, we can not provide any assurance that these costs will not increase or that the implementations will occur by the dates estimated.

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

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements regarding anticipated results of operations, the cyclical nature of the semiconductor equipment industry, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "believe," "intend," "seek," "estimate" and similar expressions, are forward-looking statements that are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and the general economy; fluctuating operating results; new product development; the cyclical nature of the semiconductor equipment industry; uncertainties concerning Asian and European markets and currencies; the impact of competitive products and pricing; increased or continued market acceptance of our products and proposed products; availability of materials; the loss of the services of one or more of our key employees, dependence on significant customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

BACKLOG

Backlog consists of purchase orders for standard products and contracts for research and development. At September 25, 1999, backlog was approximately $21.4 million of which $21.1 million was for standard products and $0.3 million was for research contracts. We had bookings of $27.2 million and a book-to-bill ratio of 0.9:1 for the first quarter of fiscal 2000. The backlog at September 26, 1998 was approximately $12.3 million of which $12.0 million was for standard products and $0.3 million was for research contracts. We expect to complete all standard product backlog during the next six months and all research contracts during the next twelve months. The backlog figure excludes orders under certain just-in-time supply agreements with major semiconductor capital equipment manufacturers. These multi-year supply agreements, as well as certain government contracts, typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing orders with little or no penalty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of change in value of short-term investments and financial instruments caused by fluctuations in investment prices, interest rates and foreign currency exchange rates.

We address market risks in accordance with established policies. Our risk management activities involve risk and uncertainties and accordingly, results could differ materially from those projected.

INTEREST RATE RISK. Due to the fact that long-term notes receivable mature within 4 years, management has determined that the fair value does not differ materially from the carrying amount.

FOREIGN EXCHANGE RISK. We do not obtain a significant amount of sales denominated in other than U.S. currency.

INVESTMENT RISK. Our investment securities are United States instruments with original maturities of ninety days or less and are considered cash equivalents.

PART II.

Items 1-6

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  November 5, 1999

     APPLIED SCIENCE AND TECHNOLOGY, INC.
     (Registrant)


Name                     Capacity                             Date
----                     --------                             ----

/s/Richard S. Post       Chairman of the Board, Chief         November 5, 1999
------------------
Richard S. Post          Executive Officer and President
                         (principal executive officer)


/s/John M. Tarrh         Chief Financial Officer, Senior      November 5, 1999
----------------
John M. Tarrh            Vice President of Finance
                         (principal financial and accounting
                         officer) and Director