Form 10-Q
period 1999-12-25
APPLIED SCIENCE & TECHNOLOGY INC
filed 2000-02-09
CIK 912842

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                              __________________

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15   (d)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended December 25, 1999
                                    -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to ____________

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

                  _________________________________________

                                (781) 933-5560
             (Registrant's Telephone Number, Including Area Code)
                   _________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X  No ___
                                    -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

   COMMON STOCK, $0.01 PAR VALUE                     11,697,157
 ---------------------------------            ------------------------
              Class                           Outstanding as of 2/4/00

             Applied Science and Technology, Inc. and Subsidiaries

                                     INDEX

Title                                                                          PAGE
----                                                                           ----
Part I.         Financial Information

Item 1          Financial Statements

           Consolidated Statements of Operations for the Three Months and
           Six Months Ended December 25, 1999 and December 26, 1998               2

           Consolidated Balance Sheets -
           December 25, 1999, and June 26, 1999                                   3

           Consolidated Statements of Cash Flows for the Six Months Ended
           December 25, 1999 and December 26, 1998                                4

           Notes to Consolidated Financial Statements                             5

Item 2          Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                           8

Item 3          Quantitative and Qualitative Disclosure about Market Risk        12

PART II.        OTHER INFORMATION

Items 1-5                                                                        12

Item 6                                                                           13

SIGNATURES                                                                       14

Appendix                                                                         15

ITEM 1.    FINANCIAL STATEMENTS

             Applied Science and Technology, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                      (in thousands except per share data)

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     DECEMBER 25,      DECEMBER 26,      DECEMBER 25,      DECEMBER 26,
                                                         1999              1998              1999              1998
                                                   --------------    --------------    --------------    --------------
                                                      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)

Product sales, net                                     $28,784           $15,726           $57,300           $26,573
Research contract revenue                                    0               116                32               236
Other revenue                                            2,282             1,012             4,336             2,145
                                                       -------           -------           -------           -------
      Total revenue                                     31,066            16,854            61,668            28,954
                                                       -------           -------           -------           -------

Cost of sales and revenue:
   Product sales and other revenue                      18,087            12,301            37,504            23,145
   Research contracts                                        0                54                 3               135
                                                       -------           -------           -------           -------
      Total cost of sales and revenue                   18,087            12,355            37,507            23,280
                                                       -------           -------           -------           -------

      Gross profit                                      12,979             4,499            24,161             5,674
                                                       -------           -------           -------           -------

Operating expenses:
   Research and development expenses                     3,397             2,244             6,092             4,569
   Selling expenses                                      2,138             1,173             4,165             2,375
   General and administrative expenses                   3,039             1,808             5,611             3,672
   Restructuring charge                                      0                 0                 0             1,497
                                                       -------           -------           -------           -------
   Total operating expenses                              8,574             5,225            15,868            12,113
                                                       -------           -------           -------           -------

   Earnings (loss) from operations                       4,405              (726)            8,293            (6,439)
                                                       -------           -------           -------           -------

Other income (expense):
   Interest expense                                          0                (8)                0               (20)
   Interest income                                         441                63               848               187
   Other income (expense)                                  (99)               77              (107)               69
                                                       -------           -------           -------           -------
      Total other income                                   342               132               741               236
                                                       -------           -------           -------           -------

      Earnings (loss) before income taxes                4,747              (594)            9,034            (6,203)

Income tax expense (benefit)                             1,584              (158)            3,242            (2,286)
                                                       -------           -------           -------           -------

      Net earnings (loss)                              $ 3,163           $  (436)          $ 5,792           $(3,917)
                                                       =======           =======           =======           =======

    Basic earnings (loss) per share                    $  0.27           $ (0.05)          $  0.50           $ (0.46)
                                                       -------           -------           -------           -------
   Diluted earnings (loss) per share                   $  0.26           $ (0.05)          $  0.48           $ (0.46)
                                                       -------           -------           -------           -------

Weighted average common shares
      outstanding used to calculate
      basic earnings (loss) per share                   11,602             8,603            11,501             8,594
                                                       =======           =======           =======           =======
Weighted average common shares
      outstanding used to calculate
      diluted earnings (loss) per share                 12,349             8,603            12,182             8,594
                                                       =======           =======           =======           =======

See accompanying Notes to Consolidated Financial Statements

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  December 25,      June 26,
                                                     1999             1999
                                                  -----------      -----------
                                                  (unaudited)       (audited)
ASSETS

Current assets:
   Cash and cash equivalents                        $ 17,628        $ 31,775
   Investments, short term                             4,988               0
   Trade receivables                                  22,680          18,093
   Other receivables                                     647             906
   Inventories                                        16,290          12,419
   Prepaid expenses and other assets                     549             386
   Deferred income taxes                               1,091           1,514
                                                    --------        --------
          Total current assets                        63,873          65,093
                                                    --------        --------

Property, plant and equipment:
   Land                                                  473             473
   Building                                            1,652           1,652
   Equipment                                          14,117          11,181
   Furniture and fixtures                              1,054           1,043
   Leasehold improvements                              2,209           2,193
                                                    --------        --------
                                                      19,505          16,542
   Less accumulated depreciation and amortization     (9,408)         (8,394)
                                                    --------        --------
          Net property and equipment                  10,097           8,148
                                                    --------        --------

Other assets:
   Investments, long term                              5,116               0
   Patents, net                                          988             992
   Goodwill, net of accumulated amortization           8,135           3,967
   Deferred income taxes                               2,600           1,936
   Notes receivable, less current maturities             374             394
   Other, net                                              0               5
                                                    --------        --------
          Total other assets                          17,213           7,294
                                                    --------        --------
                                                    $ 91,183        $ 80,535
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                 $  5,357        $  5,496
   Accrued expenses                                    4,750           3,471
   Accrued compensation expense and related costs      3,111           2,624
   Accrued income taxes                                1,596             607
   Commissions payable and customer advances           1,183             616
                                                    --------        --------
          Total current liabilities                   15,997          12,814
                                                    --------        --------

Stockholders' equity:
   Common stock                                          116             114
   Additional paid-in capital                         71,648          70,045
   Retained earnings (accumulated deficit)             3,668          (2,124)
   Less: Notes receivable for common stock purchases       0            (148)
   Accumulated comprehensive income (loss)              (246)           (166)
                                                    --------        --------
          Total stockholders' equity                  75,186          67,721
                                                    --------        --------
                                                    $ 91,183        $ 80,535
                                                    ========        ========

         See accompanying Notes to Consolidated Financial Statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                SIX MONTHS ENDED
                                                                       --------------------------------
                                                                         DECEMBER 25,      DECEMBER 26,
                                                                             1999              1998
                                                                       --------------    --------------
                                                                          (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities                                  $                 $
   Net earnings (loss)                                                          5,792            (3,917)
   Adjustments to reconcile net earnings (loss) to net cash
   provided by (used for) operating activities:
     Depreciation                                                               1,583             1,412
     Amortization                                                                 538               306
     Deferred income taxes                                                       (241)           (2,286)
     Loss on disposal of assets                                                    13               625
     Equipment transferred to inventory                                           280                 -
     Changes in operating assets and liabilities:
       Trade receivables                                                       (4,587)              684
       Inventories                                                             (3,224)            1,302
       Prepaid expenses and other assets                                         (230)               28
       Notes receivable                                                            19               233
       Accounts payable                                                          (138)           (1,600)
       Accrued expenses                                                         2,398               (44)
       Accrued income taxes                                                       988               236
                                                                       --------------    --------------
 Net cash provided by (used for)
       operating activities                                                     3,191            (3,021)
                                                                       --------------    --------------

Cash flows from investing activities:
   Acquisition of subsidiaries, less cash acquired                             (6,208)              (23)
   Additions to property and equipment                                         (2,616)           (1,010)
   Purchase of short term cash investments                                     (4,988)                -
   Investments in other assets                                                      -                40
   Acquisition-related receivable                                                   -              (806)
   Advances  to subsidiary prior to acquisition                                     -              (800)
   Patent costs                                                                   (83)              (10)
   Purchase of long term investments                                           (5,116)                -
                                                                       --------------    --------------
     Net cash used for
        investing activities                                                  (19,011)           (2,609)
                                                                       --------------    --------------

Cash flows from financing activities:
   Net borrowing under notes payable bank                                           -               172
   Repayment of notes payable                                                       -              (206)
   Repayment of notes receivable for common stock purchase                        148                 -
   Net proceeds from issuance of common stock                                   1,605                 7
                                                                       --------------    --------------
   Net cash provided by (used for)
    financing activities                                                        1,753               (27)
                                                                       --------------    --------------

Effect of exchange rate changes on cash                                           (80)              141
                                                                       --------------    --------------

Net decrease in cash and cash equivalents                                     (14,147)           (5,516)

Cash and cash equivalents at beginning of period                               31,775             7,687
                                                                       --------------    --------------

Cash and cash equivalents at end of period                            $        17,628   $         2,171
                                                                       ==============    ==============

Supplemental disclosures  of cash flow information
   Cash paid during the period for:
     Interest                                                         $             -   $            20
                                                                       --------------    --------------
     Income taxes                                                     $         1,526   $           236
                                                                       ==============    ==============

See accompanying Notes to Consolidated Financial Statements

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1)  BASIS OF PRESENTATION

     The unaudited financial statements as of December 25, 1999 and December 26, 1998, and for the three-month and six-month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended.
     All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 26, 1999 and the notes thereto included in our Form 10-K filed with the Securities and Exchange Commission.

     The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

2)  EARNINGS (LOSS) PER SHARE
     The weighted average number of shares used to compute diluted earnings
     (loss) per share consisted of the following:

                                                         THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                           (IN THOUSANDS)                                  (IN THOUSANDS)
                                               -----------------------------------------     -------------------------------------
                                                   DECEMBER 25,           DECEMBER 26,           DECEMBER 25,        DECEMBER 26,
                                                       1999                   1998                   1999                1998
                                               ------------------     ------------------     ------------------     --------------
Weighted average common
 shares outstanding                                        11,602                  8,603                 11,501             8,594

Weighted average common
 equivalent shares due to stock
 options                                                      747                      0                    681                 0
                                               ------------------     ------------------     ------------------     --------------
                                                           12,349                  8,603                 12,182             8,594
                                               ==================     ==================     ==================     ===============

       Weighted average common equivalent shares relating to stock options were not included in the weighted average shares used to compute diluted loss per share for the three and six months ended December 26, 1998, as they had an antidilutive effect.

3)  ACCOUNTS RECEIVABLE

                                                                                (in thousands)
                                                                 DECEMBER 25,                      JUNE 26,
                                                                     1999                            1999
                                                   ----------------------------------------------------------------
Accounts receivable, trade                                    $     22,623                     $        17,653
Notes receivable, current portion                                      771                               1,175
Allowance for doubtful accounts                                       (714)                               (735)
                                                         -------------------------       --------------------------
                                                              $     22,680                     $        18,093
                                                         =========================       ==========================

4)   INVENTORIES

                                                                               (in thousands)
                                                                DECEMBER 25,                      JUNE 26,
                                                                    1999                            1999
                                                         ---------------------------------------------------------

Raw materials                                                       $       11,834                     $     7,906
Work in process                                                              2,401                           3,458
Finished goods                                                               2,055                           1,055
                                                                   ---------------                    ------------
                                                                    $       16,290                     $    12,419
                                                                   ===============                    ============

5)   RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are expensed as incurred. Research and development expenses attributable to research contracts are included in costs of sales and revenue.

6)   COMMITMENTS

     We may borrow up to $8,000,000 from a bank under an unsecured demand line of credit with interest at the bank's prime rate (8.5% at December 25, 1999). Borrowings under the line are limited to 100% of our cash balance plus 80% of domestic accounts receivable under 90 days outstanding. As of December 25, 1999, there were no borrowings against the line of credit.

7)   STOCKHOLDER'S EQUITY

     Capital stock consists of the following:

                                                                                (IN THOUSANDS)
                                                                               NUMBER OF SHARES
                                                ----------------------------------------------------------------------------
                                                     AUTHORIZED                            ISSUED AND OUTSTANDING
                                                                                  DECEMBER 25,                  JUNE 26,
                                                                                      1999                        1999
                                                                              -------------------          -----------------

Preferred stock:
  Preferred stock, $0.1 par value                             1,000                             -                          -
                                                ----------------------------------------------------------------------------

       Total preferred stock                                  1,000                             -                         --
                                                ----------------------------------------------------------------------------

Common stock:
  Common stock, $0.1 par value                               30,000                        11,667                     11,417
                                                ----------------------------------------------------------------------------
       Total common stock                                    30,000                        11,667                     11,417
                                                ----------------------------------------------------------------------------
       Total capital stock                                   31,000                        11,667                     11,417
                                                ----------------------------------------------------------------------------

8)   COMPREHENSIVE INCOME

     Accumulated other comprehensive income, a component of stockholders' equity, consists solely of foreign currency translation. The components of total comprehensive income (loss) were as follows:

                                                    THREE MONTHS ENDED                  Six Months Ended
                                                      (IN THOUSANDS)                     (IN THOUSANDS)
                                          ----------------------------------------------------------------------
                                               DECEMBER 25,      DECEMBER 26,      DECEMBER 25,      DECEMBER26,
                                                   1999              1998              1999              1998
                                             --------------    --------------    --------------    -------------

Net income (loss)                                 $   3,163      $   (436)         $    5,792        $  (3,917)
Comprehensive income (loss)                       $     (84)     $     (3)         $      (80)       $     141
                                                  ---------      --------          ----------        ---------
                                                  $   3,079      $   (439)         $    5,712        $  (3,776)
                                                  =========      ========          ==========        =========

9)   ACQUISITIONS

     On August 24, 1999, we completed the acquisition of the Shamrock product line from Sputtered Films, Inc. for a total purchase price of $6,208,083. The purchase price was paid in cash.

10)  BUSINESS SEGMENTS

     We have four reportable segments, Semiconductor, Medical and Industrial, Systems and Corporate, that have separate financial results that are reviewed by our chief operating decision-maker. Identifiable assets and capital expenditures data are presented geographically as they are managed on that basis.

                                                           Three Months Ended
                                                             (in thousands)
                                           Semi-    Medical and
                                         Conductor  Industrial   Systems   Corporate      Total
December 25, 1999
 Net sales                               $  22,624        5,674    2,768           -   $  31,066
 Inter-segment net sales                       627            1        -           -         628
 Profit (loss) from operations               6,258          976     (416)     (2,413)      4,405
 Depreciation                                  369           90      106         254         819

                                           Semi-    Medical and
                                         Conductor  Industrial   Systems   Corporate      Total
December 26, 1998
 Net sales                               $   9,167        6,833      854           -   $  16,854
 Inter-segment net sales                       387            -        -           -         387
 Profit (loss) from operations                (359)         845     (182)     (1,030)       (726)
 Depreciation                                  408          143       45          51         647


                                                            Six Months Ended
                                                             (in thousands)
                                           Semi-    Medical and
                                         Conductor  Industrial   Systems   Corporate      Total
December 25, 1999
 Net sales                               $  45,764        9,643    6,261           -   $  61,668
 Inter-segment net sales                     1,366           12        -           -       1,378
 Profit (loss) from operations              11,942          726     (242)     (4,133)      8,293
 Depreciation                                  752          166      196         469       1,583

                                           Semi-    Medical and
                                         Conductor  Industrial   Systems   Corporate      Total
December 26, 1998
 Net sales                               $  15,082       12,616    1,256           -   $  28,954
 Inter-segment net sales                       435        1,033        -           -       1,468
 Profit (loss) from operations              (3,132)        (958)    (337)     (2,012)     (6,439)
 Depreciation                                  890          311       99         112       1,412

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL
ASTeX provides precision reactive gas solutions to the OEM semiconductor, medical, and industrial markets, and complete process systems for advanced packaging and magnetic sensor applications. ASTeX's broad product line is based on a decade of leadership in core technologies, including precision reactive gas processing, specialized power sources, and system integration. Depending on customers' needs, ASTeX provides varying levels of integration, from components to subsystems to complete process solutions. ASTeX helps customers maximize their competitive advantage by improving time to market while reducing costs and complexity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 25, 1999 AND DECEMBER 26, 1998

The following table compares the consolidated statements of operations for the three-month and six-month periods ended December 25, 1999 and December 26, 1998, expressed as a percentage of total revenue.

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  DECEMBER 25,      DECEMBER 26,      DECEMBER 25,      DECEMBER 26,
                                                      1999              1998              1999              1998
Product sales, net                                       92.7%             93.3%             92.9%             91.8%
Research contract revenue                                 0.0%              0.7%              0.1%              0.8%
Other revenue                                             7.3%              6.0%              7.0%              7.4%
                                                       -------           -------           -------           -------
   Total revenue                                        100.0%            100.0%            100.0%            100.0%
                                                       -------           -------           -------           -------

Cost of sales and revenue:
   Product sales and other revenue                       58.2%             73.0%             60.8%             79.9%
   Research contracts                                     0.0%              0.3%             (0.0%)             0.5%
                                                       -------           -------           -------           -------
   Total cost of sales and revenue                       58.2%             73.3%             60.8%             80.4%
                                                       -------           -------           -------           -------

   Gross profit                                          41.8%             26.7%             39.2%             19.6%
                                                       -------           -------           -------           -------

Operating expenses:
   Research and development expenses                     10.9%             13.3%              9.9%             15.7%
   Selling expenses                                       6.9%              7.0%              6.8%              8.2%
   General and administrative expenses                    9.8%             10.7%              9.1%             12.7%
   Restructuring charge                                   0.0%              0.0%              0.0%              5.2%
                                                       -------           -------           -------           -------
   Total operating expenses                              27.6%             31.0%             25.8%             41.8%
                                                       -------           -------           -------           -------

   Earnings (loss) from operations                       14.2%             (4.3%)            13.4%            (22.2%)
                                                       -------           -------           -------           -------

Other income (expense)
   Interest expense                                       0.0%              0.0%              0.0%              0.0%
   Interest income                                        1.4%              0.4%              1.4%              0.6%
   Other                                                 (0.3%)             0.4%             (0.2%)             0.2%
                                                       -------           -------           -------           -------
   Total other income                                     1.1%              0.8%              1.2%              0.8%
                                                       -------           -------           -------           -------

   Earnings (loss) before income taxes                   15.3%             (3.5%)            14.6%            (21.4%)

Income tax expense (benefit)                              5.1%             (0.9%)             5.3%             (7.9%)
                                                       -------           -------           -------           -------

     Net earnings (loss)                                 10.2%             (2.6%)             9.4%            (13.5%)
                                                       =======           =======           =======           =======

REVENUE
Total revenue increased by 84% to a record $31.1 million in the second quarter of fiscal 2000 and increased by 113% to $61.7 million for the first six months of fiscal 2000 compared to revenue of

$16.9 million in the second quarter of fiscal 1999 and $29.0 million for the first six months of fiscal 1999. The increase is primarily due to an increase in our semiconductor capital equipment business, which grew by 147% to $22.6 million in the second quarter of fiscal 2000 and by 203% to $45.8 million for the first six months of fiscal 2000. This growth was driven primarily by the recovery of the semiconductor capital equipment business, and was reflected across the entire line of our new and existing semiconductor products. System group revenue increased to $2.8 million for the second quarter of fiscal 2000 from $0.8 million and increased to $6.3 million for the six months of fiscal 2000 compared to $1.3 million for the first six months of fiscal 1999. The medical and industrial segment of the business decreased by 17% to $5.7 million for the second quarter of fiscal 2000 and decreased by 24% to $9.7 million for the six months of fiscal 2000 compared to the first six months of fiscal 1999, primarily due to declines in volume to several customers and a price decrease to one customer.

GROSS PROFIT

Gross profit increased to 42% of total revenue in the second quarter of fiscal 2000 and increased to 39% of total revenue for the first six months of fiscal 2000 compared to 27% of total revenue for the second quarter of fiscal 1999 and 20% of total revenue for the first six months of fiscal 1999. Gross margin improved due to increased volume, favorable product mix with higher gross margin, improved manufacturing efficiencies, and a lower fixed cost structure due to plant consolidations undertaken in fiscal 1999. Gross margins for the first six months of fiscal 1999 were adversely impacted by a $1.1 million inventory write-down in the first six months.

RESEARCH AND DEVELOPMENT EXPENSES

Net research and development expense increased by 51% to $3.4 million or 11% of total revenue in the second quarter of fiscal 2000 and increased by 33% to $6.1 million or 10% of total revenue in the six months of fiscal 2000 compared to $2.2 million or 13% of total revenues in the second quarter of fiscal 1999 and $4.6 million or 16% of total revenue for the first six months of fiscal 1999.
As a percent of revenue, R&D expenses were lower in the first six months of fiscal 2000 because of higher sales compared to comparable periods in fiscal 1999. On an absolute dollar basis, research and development expenses rose primarily as a result of expenditures in connection with support for new modular products and development of products for the systems group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses increased by 82% to $2.1 million or 7% of total revenue in the second quarter of fiscal 2000 and increased by 75% to $4.2 million or 7% of total revenue for the first six months of fiscal 2000 compared to $1.2 million or 7% of total revenue in the second quarter of fiscal 1999 and $2.4 million or 8% of total revenue for the first six months of fiscal 1999. The increase is due to the creation of Global Customer Operations (GCO) during the second half of fiscal 1999 and increased staffing of marketing, sales, service, and product management in the second half of fiscal 1999 as well as in the six months of fiscal 2000 in order to better meet customer sales and service needs on a global basis. General and administrative expenses increased to $3.0 million or 10% of total revenue in the second quarter of fiscal 2000 and increased to $5.6 million or 9% of total revenue for the first six months of fiscal 2000 compared to $1.8 million or 11% of total revenue in the second quarter of fiscal 1999 and $3.7 million or 13% of total revenue for the first six months of fiscal 1999. The increase is primarily due to goodwill amortization, administrative expenses associated with acquisition activity and expansion of our management team.

As a result of consolidation of two facilities, we incurred a restructuring charge of $1.5 million in the first quarter of fiscal 1999 for the costs of severance, abandonment of leasehold improvements and fixed assets, and for facility costs, primarily future lease payments. There was no comparable cost in the six months of fiscal 2000.

OPERATING INCOME (LOSS)

We had operating income of $4.4 million or 14% of total revenues in the second quarter of fiscal 2000 and $8.3 million or 13% of total revenues for the first six months of fiscal 2000 compared to a loss of $0.7 million or 4% of total revenue in the second quarter of fiscal 1999 and a loss of $6.4 million or 22% of total revenue for the first six months of fiscal 1999. The increase in operating income is due to increased revenues, improved gross margin, and lower operating expenses as a percentage of sales, compared to the second quarter and the first six months of fiscal 1999.

OTHER INCOME AND INCOME TAXES

Total other income increased to $342,000 in the second quarter and to $741,000 for the six months of fiscal 2000 primarily due to interest income earned on short and long term cash investments from proceeds of our March 1999 public stock offering. We had income tax expense of $1.6 million in the second quarter of fiscal 2000 and income tax expense of $3.2 million for the first six months of fiscal 2000 compared to tax benefits of $158,000 in the second quarter of fiscal 1999 and $2.3 million in the first six months of fiscal 1999. Earnings in the second quarter of fiscal 2000 were enhanced by a reduced effective tax rate for the quarter due to the retroactive reinstatement of the research and experimentation tax credit.

LIQUIDITY AND CAPITAL RESOURCES

At December 25, 1999, we had cash and investments of $27.7 million consisting of $17.6 million of cash and equivalents, short term investments of $5.0 million and long term investments of $5.1 million. Working capital was $47.9 million at December 25, 1999. At June 26, 1999, we had cash and cash equivalents of $31.8 million and working capital of $52.3 million.

During the six months ended December 25, 1999, our cash and cash equivalent position decreased by $14.1 million as we invested in short term investments of $5.0 million and long term investments of $5.1 million. Cash provided by operating activities was $3.2 million, and was comprised of $5.8 million of net income and non-cash depreciation and amortization of $2.1 million offset by $4.7 million used for changes in working capital (including changes in deferred income taxes). Cash provided by financing activities was $1.8 million, due to the exercise of stock options. Cash used for financing activities consisted primarily of $6.2 million for the August 1999 acquisition of the Shamrock product line from Sputtered Films, Inc., $2.7 million for additions to property, plant and equipment, and the purchase of short and long term investments previously discussed.

We have a credit facility with a bank which consists of an $8 million unsecured demand line of credit with interest at the bank's prime rate which was 8.5% at December 25, 1999. There were no borrowings in connection with this line during the current year. Availability under the line is limited to $7 million due to a $1 million letter of credit issued against the credit facility associated with our new lease in Wilmington, MA. We are in the process of negotiating a potential purchase of this facility for approximately $11 million. We expect the transaction would close early in our fourth quarter and would be primarily financed by a term loan from a bank secured by the property.

We will continue to use our cash resources for developing new products, expanding sales and marketing, performing collaborative product development projects, capital expenditures in connection with the planned facility and for general working capital. We seek new ventures and/or acquisitions that will enhance our position in our markets with potential to increase revenue and profitability.

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

We updated our major financial reporting and ERP systems prior to the Year 2000 with SAP R/3. We are currently using SAP R/3 in our facility in Woburn, MA, and our facility in Colorado Springs, Colorado. The software package used by ASTeX Sorbios was upgraded in April 1999. We conducted a review of our manufacturing equipment and facilities to ensure Year 2000 compliance. We addressed the Year 2000 preparedness of our critical suppliers and our major customers and related electronic data interfaces with these third parties. We completed a systematic review of our products in operation at customer locations and had identified non-compliant products and offered all necessary modifications to make them compliant.

As of February 7, 2000, we have not experienced any Year 2000 problems with our software, facilities, critical suppliers or our products.

BACKLOG

Backlog consists of purchase orders for standard products and contracts for research and development. At December 25, 1999, backlog was approximately $18.7 million, essentially all of which was for standard product. The backlog at December 26, 1998 was approximately $12.9 million, of which $12.0 million was for standard products, and $0.9 million was for research contracts. We expect to complete and ship all standard product backlog during the next six months and all research contracts during the next twelve months. The backlog excludes orders under certain supply agreements with major semiconductor capital equipment manufacturers which have become a significant percentage of our revenues in the last year. Our multi-year supply agreements, as well as certain government contracts, typically provide for cancellation or modification with little or no penalty. In addition, customers may push out deliveries, put firm orders on hold, or cancel existing orders with little or no penalty. Accordingly, we believe backlog is not necessarily a reliable indicator of future sales.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements regarding anticipated results of operations, the cyclical nature of the semiconductor equipment industry, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate," "expect," "believe," "intend," "seek," "estimate," and similar expressions, are forward-looking statements that are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such risks and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and the general economy; fluctuating operating results; new product development; the cyclical nature of the semiconductor equipment industry; uncertainties concerning Asian and European markets and currencies; the impact of competitive products and pricing; increased or continued market acceptance of our products and proposed products; availability of materials; the loss of the services of one or more of our key employees, dependence on significant customers; the availability of additional capital to fund expansion on acceptable terms, if at all; and other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

INTEREST RATE RISK. Due to the fact that long-term notes receivable mature within 4 years, management has determined that the fair value does not differ materially from the carrying amount. Long term instruments, which are held to maturity, will mature on or before July, 2001. We do not believe interest rate risk is material.

FOREIGN EXCHANGE RISK. We do not obtain a significant amount of sales denominated in other than U.S. currency.

INVESTMENT RISK. Our investment securities are United States government or government backed instruments and are considered low risk.

PART II.  OTHER INFORMATION
          -----------------

ITEMS 1, 2, 3 AND 5:  NONE

ITEM 4

On November 18, 1999, the Company held its Annual Meeting of Stockholders to vote on the following proposals:

1. To elect three members of the Board of Directors for a three-year term. Nominees for Director were: (a) Donald K. Smith; (b) Michel deBeaumont; and
     (c) John Bertucci ("Proposal No. 1");

2. To consider and vote upon a resolution increasing the number of shares under the Company's 1993 Stock Option Plan to 3,750,000 shares ("Proposal No. 2");

3. To ratify the appointment of KPMG LLP as the Company's independent auditors for Fiscal Year 2000 ("Proposal No. 3").

Of the 11,479,630 shares of the Company's Common Stock of record as of October 14, 1999 eligible to be voted at the meeting, a total of approximately 10,101,382 shares were voted, or approximately 88% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters. Each of the proposals was adopted, with the vote total as follows:

Proposal #1:
-----------

                               Votes For           Votes Withheld          Abstentions          Broker Non-Votes
                          -------------------  ----------------------  -------------------  ------------------------
John R. Bertucci                    9,714,852                 386,530                    0                         0
Michel de Beaumont                  9,714,852                 386,530                    0                         0
Donald K. Smith, Ph.D.              9,714,852                 386,530                    0                         0

Proposal #2:                        4,642,726               3,354,131               43,230                 2,061,295
------------------------

Proposal #3:                       10,046,743                  13,539               41,100                         0
------------------------


On January 8, 2000 Mr. Smith resigned from the Board as a result of time commitments to his new business.



ITEM 6
     a) Exhibits:
     -- --------

        Exhibit 10.1  Key Employee Agreement for William S. Hurley
        Exhibit 10.2  Key Employee Agreement for John Ross
        Exhibit 10.3  Key Employee Agreement for John Schuss
                27    Financial Data Schedule

     b) Reports on Form 8-K:  None
     -- -------------------

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:



APPLIED SCIENCE AND TECHNOLOGY, INC.
(Registrant)



Name                     Capacity                         Date
----                     --------                         ----


/s/Richard S. Post       Chairman of the Board, Chief      February 8, 2000
------------------
Richard S. Post          Executive Officer and President
                         (principal executive officer)



/s/William S. Hurley     Chief Financial Officer,          February 8, 2000
--------------------
William S. Hurley        Senior Vice President of Finance
                         (principal financial and
                         accounting officer)