Form 10-Q
period 2000-03-25
APPLIED SCIENCE & TECHNOLOGY INC
filed 2000-05-09
CIK 912842

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                              ___________________

         (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15   (d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended March 25, 2000
                                        --------------

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

                      __________________________________

                                (781) 933-5560

             (Registrant"s Telephone Number, Including Area Code)

                      __________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No __
                                      --

Indicate the number of shares of each of the issuer"s classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.01 PAR VALUE                                14,310,742
-----------------------------                                ----------
           Class                                     Outstanding as of 4/28/00

================================================================================

             Applied Science and Technology, Inc. and Subsidiaries

                                     Index

                  Title                                                                           Page
                  -----                                                                           ----
Part I.           Financial Information

Item 1            Financial Statements

                  Consolidated Statements of Operations for the Three Months and
                  Nine Months Ended March 25, 2000 and March 27, 1999                              2

                  Consolidated Balance Sheets -
                  March 25, 2000, and June 26, 1999                                                3

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  March 25, 2000 and March 27, 1999                                                4

                  Notes to Consolidated Financial Statements                                       5

Item 2            Management's Discussion and Analysis of Results of Operations
                  and Financial Condition                                                          9

Item 3            Quantitative and Qualitative Disclosure about Market Risk                       13

Part II.          Other Information

Items 1 - 5       Not Applicable                                                                  13

Item 6            Exhibits                                                                        13

Signatures                                                                                        14

Appendix                                                                                          15

Item 1.  Financial Statements

             Applied Science and Technology, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (in thousands except per share data)
                                  (unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                        ---------------------------------   -------------------------------
                                                          March 25,         March 27,         March 25,        March 27,
                                                             2000              1999              2000             1999
                                                        ---------------   --------------    --------------   --------------
Product sales, net                                      $       31,127    $       19,333    $       88,426   $       45,906
Other revenue                                                    3,007             1,609             7,375            3,990
                                                        --------------    --------------    --------------   --------------
         Total revenue                                          34,134            20,942            95,801           49,896

Cost of sales and revenue:
     Product sales and other revenue                            20,300            13,867            57,808           37,147
                                                        --------------    --------------    --------------   --------------

         Gross profit                                           13,834             7,075            37,993           12,749
                                                        --------------    --------------    --------------   --------------

Operating expenses:
     Research and development expenses                           3,769             2,477             9,861            7,045
     Selling expenses                                            2,115             1,329             6,279            3,704
     General and administrative expenses                         2,952             1,831             8,563            5,503
     Restructuring expenses                                          0                 0                 0            1,497
                                                        --------------    --------------    --------------   --------------
         Total operating expenses                                8,836             5,637            24,703           17,749
                                                        --------------    --------------    --------------   --------------

         Earnings (loss) from operations                         4,998             1,438            13,290           (5,000)
                                                        --------------    --------------    --------------   --------------

Other income (expense):
     Interest expense                                                0                (5)                0              (33)
     Interest income                                               409                97             1,258              284
     Other income (expense)                                         60                (9)              (48)              60
                                                        --------------    --------------    --------------   --------------
         Total other income                                        469                83             1,210              311
                                                        --------------    --------------    --------------   --------------

         Earnings (loss) before income taxes                     5,467             1,521            14,500           (4,689)

Income tax expense (benefit)                                     1,947               737             5,189           (1,549)
                                                        --------------    --------------    --------------   --------------

         Net earnings (loss)                            $        3,520    $          784    $        9,311   $       (3,140)
                                                        ==============    ==============    ==============   ==============

Earnings (loss) per share:
     Basic                                              $         0.30    $         0.09    $         0.80   $        (0.36)
                                                        ==============    ==============    ==============   ==============
     Diluted                                            $         0.28    $         0.08    $         0.76   $        (0.36)
                                                        ==============    ==============    ==============   ==============

Weighted average common shares:
     Basic                                                      11,710             9,065            11,582            8,760
                                                        ==============    ==============    ==============   ==============
     Diluted                                                    12,540             9,690            12,284            8,760
                                                        ==============    ==============    ==============   ==============

         See accompanying notes to Consolidated Financial Statements.

             Applied Science and Technology, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     (in thousands except per share data)


Assets                                                            March 25,         June 26,
                                                                    2000             1999
                                                                -------------------------------
                                                                   (unaudited)     (audited)
 Current assets:
       Cash and cash equivalents                                 $       10,661   $       31,775
       Investments, short term                                            9,051                -
       Trade receivables, net                                            28,716           18,093
       Other receivables                                                    933              906
       Inventories                                                       18,520           12,419
       Prepaid expenses and other assets                                    599              386
       Deferred income taxes                                                453            1,514
                                                                 --------------   --------------
                        Total current assets                             68,933           65,093
                                                                 --------------   --------------

 Property, plant and equipment:
       Land                                                               2,259              473
       Building and improvements                                         10,889            1,652
       Equipment                                                         14,548           11,181
       Furniture and fixtures                                             1,288            1,043
       Leasehold improvements                                             2,620            2,193
                                                                 --------------   --------------
                                                                         31,604           16,542
       Less accumulated depreciation and amortization                   (10,321)          (8,394)
                                                                 --------------   --------------
                        Net property, plant and equipment                21,283            8,148
                                                                 --------------   --------------

 Other assets:
       Patents, net                                                       1,014              992
       Long-term investments                                              4,031                -
       Goodwill, net of accumulated amortization                          7,934            3,967
       Deferred income taxes                                              2,600            1,936
       Notes receivable, less current maturities                            362              394
       Other, net                                                           212                5
                                                                 --------------   --------------
                        Total other assets                               16,153            7,294
                                                                 --------------   --------------
                                                                 $      106,369   $       80,535
                                                                 ==============   ==============
 Liabilities and Stockholders' Equity

 Current liabilities:
       Notes payable                                                      1,428                -
       Accounts payable                                                   6,850            5,496
       Accrued expenses                                                   4,719            3,471
       Accrued compensation expense and related costs                     3,197            2,624
       Accrued income taxes                                               1,226              607
       Commissions payable and customer advances                            797              616
                                                                 --------------   --------------
                        Total current liabilities                        18,217           12,814
                                                                 --------------   --------------

 Long term debt                                                           8,572                -
                                                                 --------------   --------------
                        Total liabilities:                               26,789           12,814
                                                                 --------------   --------------

 Stockholders' equity:
       Common stock                                                         118              114
       Additional paid-in capital                                        72,657           70,045
       Retained earnings (accumulated deficit)                            7,187           (2,124)
       Less: Notes receivable for common stock purchases                      -             (148)
       Accumulated other comprehensive income (loss)                       (382)            (166)
                                                                 --------------   --------------
                        Total stockholders' equity                       79,580           67,721
                                                                 --------------   --------------
                                                                 $      106,369   $       80,535
                                                                 ==============   ==============

       See accompanying Notes to Consolidated Financial Statements.

             Applied Science and Technology, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                      Nine Months Ended
                                                                             -----------------------------------
                                                                                March 25,          March 27,
                                                                                  2000               1999
                                                                             -----------------------------------
                                                                               (unaudited)        (unaudited)
Cash flows from operating activities:
        Net earnings (loss)                                                  $         9,311    $        (3,140)
        Adjustments to reconcile net earnings to net cash
        provided by (used for) operating activities:
              Depreciation                                                             2,456              1,901
              Amortization                                                               820                462
              Deferred income taxes                                                      397             (1,893)
              Loss on disposal of assets                                                 463                625
              Changes in operating assets and liabilities:
                  Trade receivables                                                  (10,623)            (1,350)
                  Other receivables                                                     (357)                 -
                  Inventories                                                         (5,455)             1,824
                  Prepaid expenses and other assets                                     (420)               211
                  Notes receivable                                                        32                (65)
                  Accounts payable                                                     1,354                293
                  Accrued expenses                                                     2,335               (236)
                  Commissions payable and customer advances                              181                277
                                                                             ---------------    ---------------
                         Net cash provided by (used for)
                            operating activities                                         494             (1,091)
                                                                             ---------------    ---------------

Cash flows from investing activities:

        Acquisition of subsidiaries, less cash acquired                               (6,245)               (23)
        Additions to property, plant and equipment                                   (14,676)            (1,239)
        Purchase of short term cash investments                                       (9,051)                 -
        Investments in other assets                                                        -                 44
        Acquisition-related receivable                                                     -               (806)
        Advances to subsidiary prior to acquisition                                        -               (800)
        Patent costs                                                                    (153)               (31)
        Purchase of long term cash investments                                        (4,031)                 -
                                                                             ---------------    ---------------
                         Net cash provided used for
                            investing activities                                     (34,156)            (2,855)
                                                                             ---------------    ---------------

Cash flows from financing activities:
        Net borrowing under notes payable to bank                                     10,000                  -
        Repayments of notes payable                                                        -               (686)
        Net proceeds from issuance of common stock                                     2,764             21,214
                                                                             ---------------    ---------------
                         Net cash provided by
                            financing activities                                      12,764             20,528
                                                                             ---------------    ---------------
Effect of exchange rate changes on cash                                                 (216)                (4)
                                                                             ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                 (21,114)            16,578

Cash and cash equivalents at beginning of period                                      31,775              7,687
                                                                             ---------------    ---------------
Cash and cash equivalents at end of period                                   $        10,661    $        24,265
                                                                             ===============    ===============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
             Interest                                                        $             -    $            34
                                                                             ===============    ===============
             Income taxes                                                    $         4,119    $           269
                                                                             ===============    ===============

See accompanying Notes to Consolidated Financial Statements.

             Applied Science and Technology, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
                                  (unaudited)

1)   Basis of Presentation
     The unaudited financial statements as of March 25, 2000 and March 27, 1999, and for the three-month and nine-month periods then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended June 26, 1999 and the notes thereto included in our Form 10-K filed with the Securities and Exchange Commission.

     The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

2)   Earnings (Loss) Per Share
     The weighted average number of shares used to compute diluted earnings
     (loss) per share consisted of the following:

                                                    Three Months Ended                           Nine Months Ended
                                                      (in thousands)                              (in thousands)
                                              ----------------------------------       ------------------------------------
                                                March 25,         March 27,                March 25,          March 27,
                                                  2000              1999                     2000               1999
                                              ----------------------------------       ------------------------------------
     Weighted average common
     shares outstanding                           11,710             9,065                   11,582              8,760


     Weighted average common
     equivalent shares due to stock options          830               625                      702                  -
                                              --------------------------------         ------------------------------------
                                                  12,540             9,690                   12,284              8,760
                                              ==================================       ====================================

     Weighted average common equivalent shares relating to stock options were not included in the weighted average shares used to compute diluted loss per share for the nine months ended March 27, 1999, as they had an antidilutive effect.

3)   Accounts Receivable

                                                                      (in thousands)
                                                           March 25,                  June 26,
                                                             2000                      1999
                                                     ----------------------------------------------
     Accounts Receivable, trade                      $             28,642       $            17,653
     Notes receivable, current portion                                771                     1,175
     Allowance for doubtful accounts                                 (697)                     (735)
                                                     --------------------       -------------------
                                                     $             28,716       $            18,093
                                                     ====================       ===================

4)   Inventories

                                                       (in thousands)
                                            March 25,                    June 26,
                                              2000                        1999
                                      -------------------------------------------------
     Raw Material                     $             12,678         $             7,906
     Work in process                                 3,644                       3,458
     Finished goods                                  2,198                       1,055
                                      --------------------         -------------------
                                      $             18,520         $            12,419

5)   Research and Development Costs
     All research and development costs are expensed as incurred. Research and development expenses attributable to research contracts are included in costs of sales and revenue.

6)   Short and Long Term Debt
     We may borrow up to $8,000,000 from a bank under an unsecured demand line of credit with interest at the LIBOR rate (8.4% at March 25, 2000). Borrowings under the line are limited to 100% of our cash balance plus 80% of domestic accounts receivable under 90 days outstanding. As of March 25, 2000, there were no borrowings against the line of credit.

     In connection with the acquisition of our new Wilmington facility, we entered into a $10 million, secured, seven year, bank term loan. Under the loan agreement, the loan principle is repaid ratably over the seven year term and interest is variable based on either a LIBOR or Domestic based rate. Currently, the interest rate is LIBOR based and is 7.4%.

7)   Stockholders' Equity
     Capital stock consists of the following:


                                                                           (in thousands)
                                                     ------------------------------------------------------------
                                                                           Number of Shares
                                                     ------------------------------------------------------------
                                                      Authorized                    Issued and Outstanding
                                                                                March 25              June 26,
                                                                                 2000                   1999
                                                                            -------------------------------------
                                                                              (unaudited)             (audited)
      Preferred stock:
         Preferred stock, $.01 par value                    1,000                         -                     -
                                                     ------------------------------------------------------------

                      Total preferred stock                 1,000                         -                     -
                                                     ------------------------------------------------------------

      Common Stock:
          Common stock, $.01 par value                     30,000                    11,767                11,417
                                                     ------------------------------------------------------------
                   Total common stock                      30,000                    11,767                11,417
                                                     ------------------------------------------------------------

                                                     ------------------------------------------------------------
                   Total capital stock                     31,000                    11,767                11,417
                                                     ============================================================

8)   Comprehensive Income
     Accumulated other comprehensive income, a component of stockholders' equity, consists solely of foreign currency translation. The components of total comprehensive income (loss) were as follows:

                                              Three Months Ended                       Nine Months Ended
                                                 (in thousands)                           (in thousands)
                                     -----------------------------------      ----------------------------------
                                         March 25,         March 27,              March 25,         March 27,
                                           2000              1999                   2000              1999
                                     -----------------------------------      ----------------------------------
     Net income (loss)               $           3,520      $        784      $           9,311    $      (3,140)
     Foreign currency translation                 (136)             (145)                  (216)              (4)
                                     -----------------------------------      ----------------------------------
     Comprehensive income (loss)     $           3,384      $        639      $           9,095    $      (3,144)
                                     ===================================      ==================================

9)   Acquisitions
     On August 24, 1999, we completed the acquisition of the Shamrock product line from Sputtered Films, Inc. for a total purchase price of $6,245,316. The purchase price was paid in cash. Unaudited proforma results of operations that give affect to the acquisition as if it happened at the beginning of the fiscal year were not disclosed as the effect of the Shamrock acquisition is insignificant.

10)  Business Segments
     We have four reportable segments, Semiconductor, Medical and Industrial, Systems and Corporate, that have separate financial results that are reviewed by our chief operating decision-maker. Identifiable assets and capital expenditures data are presented geographically as they are managed on that basis.


                                                                 Three Months Ended
                                                                    (in thousands)
                                          ----------------------------------------------------------------------
                                              Semi-       Medical and
                                            Conductor     Industrial     Systems     Corporate          Total
                                          ----------------------------------------------------------------------
     March 25, 2000
      Total revenue                           $  26,915          5,186       2,033            -        $  34,134
      Inter-segment net sales                       685              -           3            -              688
      Profit (loss) from operations               8,145            611      (1,347)      (2,411)           4,998
      Depreciation                                  425            104         123          293              945

     March 27, 1999
      Total revenue                           $  14,591          5,050       1,301            -        $  20,942
      Inter-segment net sales                         -              -           -            -                -
      Profit (loss) from operations               2,851             65           8       (1,486)           1,438
      Depreciation                                  308            107          34           39              488

                                                                      Nine Months Ended
                                                                       (in thousands)
                                          ----------------------------------------------------------------------
                                              Semi-       Medical and
                                            Conductor     Industrial     Systems     Corporate          Total
                                          ----------------------------------------------------------------------
     March 25, 2000
      Total revenue                           $  72,679         14,829       8,293            -        $  95,801
      Inter-segment net sales                     2,051             12           3            -            2,066
      Profit (loss) from operations              18,021          3,405      (1,593)      (6,543)          13,290
      Depreciation                                1,106            270         319          761            2,456

     March 27, 1999
      Total revenue                           $  29,673         17,666       2,557            -        $  49,896
      Inter-segment net sales                     1,068          1,033           -            -            2,101
      Profit (loss) from operations                (281)          (894)       (329)      (3,496)          (5,000)
      Depreciation                                1,198            418         133          152            1,901

11)  Investments
     Short-term and long-term investments consist of U.S. treasury notes and government backed debt. The Company uses an investment firm to manage its investment portfolio.

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

12)  Restructuring Charges
     During the first quarter of fiscal 1999, the Company consolidated its Modesto, California operations into its Woburn, Massachusetts and Colorado Springs, Colorado sites. The Company also consolidated its Beverly, Massachusetts operation into Woburn. These consolidations resulted in a restructuring charge of $1,497. The restructuring charge consisted of severance relating to the termination of 70 employees, abandonment of leasehold improvements and fixed assets, and facility costs (primarily future lease payments relating to abandoned facilities). As of March 25, 2000 all 70 employees have been terminated.

     Also, during the fourth quarter of fiscal 1999, the Company announced the consolidation of PlasmaQuest operations based in Dallas, Texas into its newly leased space in Wilmington, Massachusetts. This consolidation has resulted in a restructuring charge of approximately $763, primarily consisting of severance relating to the termination of 16 employees, abandonment of leasehold improvements and fixed assets, and facility costs (primarily future lease payments relating to the abandoned facility). As of March 25, 2000 all 16 employees have been terminated.

                                                                 Asset            Severance           Exit
                                                             Impairments           Benefits          Costs           Total
                                                             ---------------    --------------    ------------    ------------
     First Quarter Restructuring
            Total charges                                     $          606    $          579    $        312    $      1,497
            Cash payments                                                  8               546             140             694
            Non-cash items                                               598                 -               -             598
            Adjustments of accrual                                         -               (33)              2             (31)
                                                              --------------    --------------    ------------    ------------
                Accrual balance, as of March 25, 2000                      -                 -             174             174

     Fourth Quarter Restructuring
            Total charges                                                183               196             384             763
            Non-cash items                                               183                 -               -             183
                                                              --------------    --------------    ------------    ------------
                Accrual balance, as of March 25, 2000                      -               196             384             580

                                                              --------------    --------------    ------------    ------------
     Total accrual balance as of March 25, 2000               $            -    $          196    $        558    $        754
                                                              ==============    ==============    ============    ============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

ASTeX provides precision reactive gas solutions to the OEM semiconductor, medical and industrial markets, and complete process systems for advanced packaging and magnetic sensor applications. ASTeX's broad product line is based on a decade of leadership in core technologies including precision reactive gas processing, specialized power sources and systems integration. Depending on customers' needs, ASTeX provides varying levels of integration, from components to subsystems to complete process solutions. ASTeX helps customers maximize their competitive advantage by improving time to market while reducing costs and complexity.

Results of Operations for the Three Months and the Nine Months Ended March 25, 2000 and March 27, 1999

The following table compares the consolidated statements of operations for the three-month and the nine-month periods ended March 25, 2000 and March 27, 1999, expressed as a percentage of total revenue.

                                                      Three Months Ended                    Nine Months Ended
                                              --------------------------------------------------------------------------
                                                  March 25,         March 27,           March 25,         March 27,
                                                    2000              1999                2000               1999
Product sales, net                                  91.2%             92.3%               92.3%             92.0%
Other revenue                                       8.8%               7.7%                7.7%              8.0%
                                              ------------------------------------  ------------------------------------
       Total revenue                               100.0%            100.0%              100.0%            100.0%

Cost of sales and revenue:

    Product sales and other revenue                 59.5%             66.2%               60.3%             74.4%
                                              ------------------------------------  ------------------------------------

       Gross profit                                 40.5%             33.8%               39.7%             25.6%
                                              ------------------------------------  ------------------------------------

Operating expenses:

    Selling expenses                                 6.2%              6.4%                6.6%              7.5%

    General and administrative expenses              8.7%              8.7%                8.9%             11.0%

    Research and development                        11.0%             11.8%               10.3%             14.1%

    Restructuring charge                             0.0%              0.0%                0.0%              3.0%
                                              ------------------------------------  ------------------------------------
       Total operating expenses                     25.9%             26.9%               25.8%             35.6%
                                              ====================================  ====================================

       Earnings (loss) from operations              14.6%              6.9%               13.9%            (10.0%)
                                              ------------------------------------  ------------------------------------

Other income (expense):

    Interest expense                                 0.0%              0.0%                0.0%             (0.1%)

    Interest income                                  1.2%              0.4%                1.3%              0.6%

    Other income (expense)                           0.2%              0.0%               (0.1%)             0.1%
                                              ------------------------------------  ------------------------------------
       Total other income                            1.4%              0.4%                1.2%              0.6%
                                              ====================================  ====================================

       Earnings (loss) before income taxes          16.0%              7.3%               15.1%             (9.4%)


Income tax expense (benefit)                         5.7%              3.5%                5.4%             (3.1%)
                                              ------------------------------------  ------------------------------------

       Net earnings (loss)                          10.3%              3.8%                9.7%             (6.3%)
                                              ====================================  ====================================

Revenue
Total revenue increased by 63% to a record $34.1 million in the third quarter of fiscal 2000 and increased by 92% to a record $95.8 million for the nine months of fiscal 2000 compared to revenue of $20.9 million and $49.9 million in the respective three and nine-month periods of fiscal 1999. The increase is primarily due to an increase in the semiconductor capital equipment business that grew by 84% to $26.9 million in the third quarter of fiscal 2000 and grew by 145% to $72.7 million for the nine months of fiscal 2000 compared to fiscal 1999. This growth is driven by the recovery of the semiconductor capital equipment business, the success of our new products, and by the strength of ozone and microwave products. Systems group revenue increased by 56% to $2.0 million for the third quarter of fiscal 2000 and increased by 224% to $8.3 million for the nine months of fiscal 2000 compared to comparable periods in fiscal 1999. The medical and industrial segments of the business increased by 3% to $5.2 million for the third quarter of fiscal 2000 and decreased by 16% to $14.8 million for the nine months of fiscal 2000 compared to comparable periods in fiscal 1999 primarily due to the slow down of the medical business.

Gross Profit
Gross profit increased by $6.8 million to $13.8 million or 41% of total revenue in the third quarter of fiscal 2000 and increased by $25.2 million to $38.0 million or 40% of total revenue for the nine months of fiscal 2000 compared to $7.1 million or 34% of total revenue for the third quarter of fiscal 1999 and $12.8 million or 26% of total revenue for the nine months of fiscal 1999. Gross margin improved due to increased volume, favorable product mix with higher gross margin and a lower fixed cost structure due to plant consolidations undertaken in fiscal 1999. Gross margins for the first nine months of fiscal 1999 were also adversely impacted by a $1.1 million inventory write-down.

Research and Development Expenses
Net research and development expense increased by 52% to $3.8 million or 11% of total revenue in the third quarter of fiscal 2000 and increased by 40% to $9.9 million or 10% of total revenue in the nine months of fiscal 2000 compared to $2.5 million or 12% of total revenues in the third quarter of fiscal 1999 and $7.0 million or 14% of total revenue for the nine months of fiscal 1999. As a percentage of revenue, R&D expenses are lower in the first nine months of fiscal 2000 because of higher sales compared to comparable periods in fiscal 1999. On an absolute dollar basis, research and development expenses rose primarily as a result of expenditures in connection with support for new modular products and development of products for the systems group.

Selling, General and Administrative Expenses
Selling expenses increased by 59% to $2.1 million or 6% of total revenue in the third quarter of fiscal 2000 and increased by 70% to $6.3 million or 7% of total revenue for the nine months of fiscal 2000 compared to $1.3 million or 6% of total revenue in the third quarter of fiscal 1999 and $3.7 million or 7% of total revenue for the nine months of fiscal 1999. The increase is due to the creation of Global Customer Operations (GCO) during the second half of fiscal 1999 and increased staffing of marketing, sales, service, and product management in the second half of fiscal 1999 as well as in the first nine months of fiscal 2000 in order to better serve and meet customer needs on a global basis. General and administrative expenses increased to $3.0 million or 9% of total revenue in the third quarter of fiscal 2000 and increased to $8.6 million or 9% of total revenue for the nine months of fiscal 2000 compared to $1.8 million or 9% of total revenue in the third quarter of fiscal 1999 and $5.5 million or 11% of total revenue for the nine months of fiscal 1999. These increases are due to higher goodwill amortization due to acquisitions and higher employment levels in fiscal 2000.

As a result of consolidation of two facilities, we incurred a restructuring charge of $1.5 million in the first quarter of fiscal 1999 for the costs of severance, abandonment of leasehold improvements and fixed assets, and for facility costs, primarily future lease payments. There was no comparable cost in the first nine months of fiscal 2000.

Operating Income (Loss)
We had operating income of $5.0 million or 15% of total revenues in the third quarter of fiscal 2000 and $13.3 million or 14% of total revenues for the nine months of fiscal 2000 compared to $1.4 million or 7% of total revenue in the third quarter of fiscal 1999 and a loss of $5.0 million or 10% of total revenue for the nine months of fiscal 1999. The increase in operating income is due to higher revenues, gross margin and lower expenses as a percentage of sales, compared to the third quarter and the first nine months of fiscal 1999.

Other Income and Income Taxes
Total other income increased to $469,000 in the third quarter of fiscal 2000 and to $1,210,000 for the nine months of fiscal 2000 primarily due to interest income earned on short and long term cash investments primarily from proceeds of our March 1999 public stock offering. We had income tax expense of $1.9 million in the third quarter and $5.2 million for the nine months of fiscal 2000 compared to an income tax expense of $737 thousand in the third quarter of fiscal 1999 and an income tax benefit of $1.6 million for the first nine months of fiscal 1999. Earnings for fiscal year 2000 to date were enhanced by a reduced effective tax rate due to the retroactive reinstatement of the research and experimentation tax credit.

Liquidity and Capital Resources.
At March 25, 2000 we had cash and cash equivalents of $10.7 million, short term investments of $9.0 million and long term investments of $4.0 million for a total of $23.7 million. Working capital is $50.7 million at March 25, 2000. At June 26, 1999 we had cash and cash equivalents of $31.8 million and working capital of $52.3 million.

During the nine months ended March 25, 2000 our cash and cash equivalent position decreased by $21.1 million as we purchased short term investments of $9.0 million and long term investments of $4.0 million. Cash provided by operating activities was $494,000, and was comprised of $9.3 million of net income and non-cash depreciation and amortization of $3.3 million offset by $12.1 million used for changes in working capital (including changes in deferred incomes taxes). Cash provided by financing activities was $12.8 million, consisting primarily of $10.0 million in net borrowing under notes payable and $2.8 million due to the exercise of stock options. Cash used for investing activities was $34.2 million, consisting primarily of $6.2 million for the August 1999 acquisition of the Shamrock product line from Sputtered Films, Inc., $14.8 million for additions to property, plant and equipment, and $13.1 million for the purchase of short and long term investments. The Company acquired a production facility in Wilmington, MA, during the third quarter of fiscal 2000 for a total price of approximately $11.0 million financed by new bank borrowing of $10.0 million, with the remainder of the acquisition costs paid by our cash reserves. We expect to invest an additional $8.0 million in the fourth quarter to refurbish the building for production and office space.

We also have a credit facility with a bank which consists of an $8 million unsecured demand line of credit as previously discussed. There were no borrowings in connection with this line during the current year and $8 million is currently available.

Subsequent to the end of the third quarter of fiscal 2000, we completed a common stock offering that raised approximately $73.2 million, before expenses, on the sale of 2.5 million shares through an offering underwritten by FleetBoston Robertson Stephens Inc., CIBC World Markets, Needham & Company, Inc. and Adams, Harkness & Hill Inc. We intend to use the proceeds for general corporate purposes.

We will continue to use our cash resources for developing new products, expanding sales and marketing, performing collaborative product development projects, capital expenditures in connection with the planned facility and for general working capital. We shall also seek new ventures and/or acquisitions that can enhance our position in our markets with potential to increase revenue and profitability.

Effects of Inflation
We believe that inflation has not had a significant impact on our revenues or operating results.

Year 2000 Disclosure
Computer systems and software used by many companies needed to be upgraded to comply with Year 2000 requirements. We have updated our financial reporting and ERP systems with SAP R/3. We are currently using SAP R/3 in our facility in Woburn, MA, and our facility in Colorado Springs, Colorado. We conducted a review of our manufacturing equipment and facilities to ensure Year 2000 compliance. We addressed the Year 2000 preparedness of our critical suppliers and our major customers and related electronic data interfaces with these third parties. We completed a systematic review of our products in operation at customer locations and had identified noncompliant products and offered all necessary modifications to make them compliant. Our total costs to upgrade systems to ensure Year 2000 compliance were immaterial.

As of March 25, 2000 we have not experienced any Year 2000 problems with our software, facilities, critical suppliers or our products.

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


Part II.       Other Information
               -----------------

Items 1 - 5    Not Applicable

Item 6         a) Exhibits:
                  --------

                  Exhibit 10.4  Loan Agreement with Citizens Savings Bank
                  Exhibit 10.5  Exhibit A to Loan Agreement
                  Exhibit 10.6 First Amendment to Unsecured Committed Revolver Loan Agreement
                  Exhibit 10.7 Exhibit A to First Amendment to Unsecured Committed Revolver Loan Agreement

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2000

Applied Science and Technology, Inc.
(Registrant)

Name                                Capacity                                            Date
----                                --------                                            ----
/s/ Richard S. Post                 Chairman of the Board, Chief                        May 9, 2000
---------------------------
Richard S. Post                     Executive Officer and President
                                    (principal executive officer)

/s/ William S. Hurley               Chief Financial Officer,                            May 9, 2000
---------------------------
William S. Hurley                   Senior Vice President of Finance
                                    (principal financial and accounting
                                    officer)

                  Appendix A to Item 601(c) of Regulation S-K
                        (Article 5 of Registration S-X
                     Commercial and Industrial Companies)
                                (in thousands)

Item No.             Item Description
-------              -----------------
5-02(1)              Cash and cash items                                                          10,661
5-02(2)              Marketable securities                                                         9,051
5-02(3)(a)(1)        Notes and accounts receivable - trade                                        28,716
5-02(4)              Allowances for doubtful accounts                                               (697)
5-02(6)              Inventory                                                                    18,520
5-02(9)              Total current assets                                                         68,933
5-02(13)             Property, plant and equipment                                                31,604
5-02(14)             Accumulated depreciation                                                    (10,321)
5-02(18)             Total assets                                                                106,369
5-02(21)             Total current liabilities                                                    18,217
5-02(22)             Bonds, mortgages and similar debt                                                 -
5-02(28)             Preferred stock-mandatory redemption                                              -
5-02(29)             Preferred stock-no mandatory redemption                                           -
5-02(30)             Common stock                                                                    118
5-02(31)             Other stockholders' equity                                                   79,462
5-02(32)             Total liabilities and stockholders' equity                                  106,369
5-03(b)1(a)          Net sales of tangible products                                               95,801
5-03(b)1             Total revenues                                                               95,801
5-03(b)2(a)          Cost of tangible goods sold                                                  57,808
5-03(b)2             Total costs and expenses applicable to sales and revenues                    57,808
5-03(b)3             Other costs and expenses                                                     24,703
5-03(b)5             Provision for doubtful accounts and notes                                        38
5-03(b)(8)           Interest and amortization of debt discount                                        -
5-03(b)(10)          Income before taxes and other items                                          14,500
5-03(b)(11)          Income tax expense                                                            5,189
5-03(b)(14)          Income/loss continuing operations                                             9,311
5-03(b)(15)          Discontinued operations                                                           -
5-03(b)(17)          Extraordinary items                                                               -
5-03(b)(18)          Cumulative effect-changes in accounting principles                                -
5-03(b)(19)          Net income or loss                                                            9,311
5-03(b)(20)          Earnings per share-basic                                                       0.80
5-03(b)(20)          Earnings per share- diluted                                                    0.76