Form 10-K
period 2000-07-01
APPLIED SCIENCE & TECHNOLOGY INC
filed 2000-09-27
CIK 912842

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 1, 2000
                        Commission file number 0-22646

                           _________________________

                     Applied Science and Technology, Inc.
                        (Name of Issuer in its Charter)

                           _________________________


                Delaware                                   04-2962110
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                Identification Number)


  90 Industrial Way, Wilmington, Massachusetts            01887-4610
    (Address of Principal Executive Offices)              (Zip Code)

                           _________________________

                                (978) 284-4000
             (Registrant's Telephone Number, Including Area Code)

                           _________________________

          Securities Registered Pursuant to Section 12(g) of the Act:
                                Title of Class


                         Common Stock, $0.01 par Value

                           _________________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X      No_____
                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the shares of Common stock, held by non affiliates, based upon the average of the closing bid and asked prices for such stock on September 19, 2000 was approximately $229,628,538. As of September 19, 2000, 13,335,765 shares of Common Stock, $.01 par value per share, were issued and outstanding.

================================================================================

Item 1.   Business

Introduction

  We are a worldwide leader in the design, development, manufacture and support of high performance reactive gas modules and power supplies used in semiconductor device manufacturing and medical markets, as well as etch and deposition systems for advanced semiconductor packaging, telecommunications and magnetic sensors. Our proprietary modules, delivered to semiconductor equipment OEMs, create reactive gases used to deposit and etch thin films applied during various steps in the manufacture of semiconductor devices. Our modules help manufacturers improve yields, reduce overall production costs and improve time to market. Our complete systems, delivered to end users who manufacture semiconductor devices, provide proprietary etch and deposition solutions to high-growth end markets, including semiconductor packaging, telecommunications and magnetic sensors.

  Our objective is to be the worldwide leader in the supply of reactive gas modules to semiconductor OEMs and related markets. We also seek to leverage our technology and worldwide infrastructure to expand our systems business into additional high-growth markets. To extend our technology leadership position, we intend to continue to invest in research and development and to acquire complementary technology for existing and new markets. In addition, we intend to position our modules as the technology of choice for leading semiconductor equipment manufacturers as they introduce new product lines or continue to outsource their systems modules.

  Since 1987, we have supplied process modules and systems to the semiconductor industry and have earned a reputation for advanced process technology and manufacturing excellence. Our customers include semiconductor OEMs and end users.


Industry Background

Growth of the Semiconductor Market

  The semiconductor industry grew significantly over the past decade. That growth continues today. Dataquest estimates that despite year to year fluctuation, worldwide semiconductor sales will increase from $160.1 billion in 1999 to approximately $253.3 billion in 2001. The increase in demand is driven by growth in traditional markets for semiconductors such as data processing and personal computers, and growth in telecommunications, wireless communications, consumer electronics, and internet infrastructure and equipment.

  According to Dataquest, the semiconductor wafer fabrication equipment industry will grow from $17.5 billion in 1999 to $34.0 billion in 2001. This growth will be driven by equipment purchases to expand manufacturing capacity and purchases of advanced process technology to facilitate the continued shrinking of semiconductor devices and device packages. Semiconductor technology advances, particularly shrinking line widths, are driving the need for more sophisticated manufacturing processes and advanced packaging techniques which increasingly involve the use of reactive gases.

  Capital equipment companies are constantly improving the efficiency of their process technology and manufacturing processes. These companies increasingly outsource the development and manufacture of process technology, while adopting lean manufacturing techniques and consolidating the supply chain. As a result, capital equipment companies now work more closely with critical suppliers who can provide integrated process modules, accelerate technology development and improve time to market.


The Semiconductor Device Manufacturing Process

  Semiconductor devices, which include integrated circuits (ICs), sensors and laser diodes, consist of components, typically transistors, along with interconnect circuitry that connects the components. Semiconductor fabrication involves several complex and repetitive processing steps, including diffusion, photolithography, deposition, etching, chemical mechanical planarization (CMP) and ion implantation, during which numerous copies of an integrated circuit are formed on a single wafer. The fabrication process typically creates eight to 30 very thin patterned layers on each wafer. The wafers are then processed into packaged chips which are subsequently integrated into electronic products.

  Reactive gases are used in a majority of process steps in chip fabrication. Reactive gases are used to etch, strip and deposit films on wafers, to clean wafers during processing and to clean process chambers to reduce particle contamination.

  Deposition.   Deposition is the process step in semiconductor manufacturing in which the conductive and non-conductive layers are deposited on the wafer surface. During this process step, gases are energized and react with other materials in the process chamber to create a thin, uniform layer on the wafer.

  Etch and Strip.   Following deposition, the etch and strip processes
selectively remove unwanted areas of the deposited layer, leaving only the required circuit pattern. Etching and stripping are performed by reacting gas with the deposited material to vaporize and remove it.

  Cleaning.   There are two general segments in cleaning: cleaning of the deposition chamber and cleaning of the wafer. During the deposition step, the materials deposited on the wafer also coat the walls of the process chamber, resulting in wafer contamination and loss of production yield. Reactive gases are used to provide in-situ cleaning of the process chamber, significantly reducing downtime and maintaining process repeatability and cleanliness.

  The cleaning of the wafer occurs after most process sequences and prepares the wafer for the next processing step. Wafer cleaning is accomplished either with a dry process using reactive gases or a wet process using ozone (a reactive gas) in de-ionized water. Wafer cleaning steps have increased dramatically due to the shrinkage of semiconductor line widths, the associated increased sensitivity to contamination and the increasing number of layers in the circuit.

  Advances in fabrication technology will continue to be characterized by ever shrinking feature size in semiconductor chips, thus enabling more functions per chip. Shrinking feature sizes and the increasing number of manufacturing process steps create a greater need for the use of reactive gases in etch, strip, deposition and clean.


Advantages of Reactive Gas Processing

  A reactive gas is created by adding energy to a stable gas to break apart its molecules. The resulting dissociated gas produces rapid chemical reactions when it comes into contact with other matter. Reactive gas processes have important advantages relative to other types of chemical processes. These advantages include the following:

  Precision.   The trend toward smaller feature size and denser packaging requires the precision in etch, strip and deposition process steps, which can only be obtained through the use of reactive gases.

  Low Temperature.   Reactive gas processes take place at relatively low
temperatures, thus avoiding heat damage to materials involved in the process.

  Efficiency.   Reactive gas works rapidly, shortening reaction times and
improving yields in the manufacturing process.

  Lower Cost.    The use of remotely generated reactive gases causes less wear and tear on the process chamber and reduces the costs of using and disposing of hazardous acids. Reactive gases can be used to neutralize "greenhouse" gases, enabling compliance with environmental regulations.


Technological Challenges

  Designing equipment to produce high-purity reactive gases presents formidable engineering challenges requiring comprehensive mastery of a range of complex technologies. In making a reactive gas, a large amount of power, typically thousands of watts, must be delivered to the gas without damaging the chamber walls. Reactive gases are so highly corrosive that it is extremely difficult to contain these gases at high purity without contamination from corrosion of chamber walls. Thermal management of the chamber materials and temperature variations within the gas chamber is vital. Pressure management is also critical and must be integrated with power source characteristics and gas composition. Successful design of reliable reactive gas source equipment involves a complex set of variables with many critical interactions.

Our Solutions

  We deliver reactive gas process modules and systems that address the need for continued technology advancement in semiconductor manufacturing and packaging. Our expertise in the design and manufacture of these products allows us to address the increasing trend of OEMs to outsource technology modules to supply partners. We have continually provided innovative and cost-effective solutions that address the need for purity, precision, uniformity, reliability and efficiency in reactive gas processes. Our engineers are experienced in addressing the difficult challenges associated with designing reactive gas equipment and have developed a breadth of solutions that meet our customers' exacting requirements.

  ASTeX Modules Solutions. We provide our customers with enabling technology to expand their product capabilities and address new markets. We provide complete technology solutions, including development, design, integration, manufacturing and field support, that deliver the following benefits to our customers:

  . Access to Expert Development Resources. We provide our customers with access to specialized reactive gas technologists and design experts who work collaboratively with our customers to advance their product development efforts. Our customers can draw upon our core capabilities in reactive gases to complement their system and wafer processing expertise, thus reducing their product development costs.

  . Experience as a Supplier to the Semiconductor Market. Our experience allows us to understand and meet the unique needs of our customers in the semiconductor industry, including continuous improvement, reduced costs, technology shifts and business cycles.

  .  Shorter Time to Market.   We use our core technologies, design skills and
     manufacturing expertise to shorten our customers' development and manufacturing cycles. Our ability to design and manufacture key reactive gas modules allows our customers to focus their efforts on providing systems solutions.

  . Product Solutions with Broad Application. We leverage our understanding of semiconductor process steps to apply common reactive gas technology across multiple process steps, thereby simplifying design, streamlining support and accelerating customer acceptance.

  . Integrated Products Which Support Lean Manufacturing. We provide integrated modules which require less assembly, test and manufacturing integration, increasing our customers' manufacturing efficiency.

  ASTeX Systems Solutions. In our systems business, we integrate a broad spectrum of technologies to provide system level solutions to industry process needs. By using our core process technologies in reactive gas systems, together with a range of platform capabilities, our engineers are able to design high-level system solutions for a number of high-growth markets.

  . Semiconductor Advanced Packaging. We have designed a specific deposition tool, the Nimbus 300, to meet the unique needs of the advanced packaging industry. Our tool provides higher wafer throughput and is easily configurable on the foundry floor to handle 2 inch to 12 inch wafers. Our system thus provides manufacturing flexibility and low overall cost of ownership, making it ideally suited for the independent packaging industry.

  . Telecommunications. We offer low temperature precision etch and deposition process tools used in the fabrication of both passive and active components. We draw particularly on our reactive gas capabilities to deposit and etch films at low temperature on high-frequency telecommunications chips and laser diodes. The sensitive materials used in the manufacture of fiber optic components require low temperature processing.

  . Magnetic Sensors. Our Shamrock tool deposits complex multi-layer sensors composed of both magnetic and non-magnetic films. We use our high vacuum technology to provide the purity and cleanliness needed in very thin film deposition. In addition, we use our reactive source technology and control systems methodology to both monitor and control film thickness and uniformity at the atomic level. Our tool deposits a highly uniform thin film which is critical to the manufacture of magnetic sensors, has an extremely small footprint and low cost of ownership.

Markets

  Existing Markets

  Semiconductor.   We provide modules and systems that incorporate our
reactive gas processing technology to the semiconductor manufacturing and packaging markets. The equipment used to manufacture semiconductors has traditionally been divided into "front end" processing and "back end" processing. The "front end" processes build up the semiconductor circuit onto a wafer and "back end" processes cut the wafer into individual die and package the die for use in electronic products. We provide reactive gas modules used throughout the front end manufacturing process and systems that address back end advanced packaging needs.

  Medical and Industrial. Precision reactive gases are used in a wide variety of industrial processes that require high purity or very precise specifications for the end-product. Reactive gas sources are used in deposition for many applications such as ultra-thin, precise optical films and diamond-like coatings for precision wear surfaces. Ozone, or reactive oxygen, is used to modify surfaces of polymers and to destroy carcinogens found in groundwater.

  We market our reactive gas processing technology and power control products to related markets, including the markets for medical equipment, such as MRI, and industrial applications, such as surface modification of plastics.


  Market Opportunities

  Telecommunications.   We have recently introduced complete etch and deposition
systems to meet the manufacturing requirements of expanding markets for fiber optic network components and gallium arsenide semiconductors for mobile telecommunications. Historically, we have provided reactive gas modules to the telecommunications industry for the manufacture of laser diodes and gallium arsenide semiconductors.

  Magnetic Sensors and Magnetic Memory.   Over the past 18 months, we have
acquired etch and deposition systems for the manufacture of magnetic sensors, which have applications in three key markets: automotive sensors, Magnetic RAM
(MRAM) and disk drive heads. MRAM, a non-volatile memory technology, is currently being used in high-end military and satellite applications. As the technology is refined and produced on a lower cost basis, it has the potential for widespread application in semiconductor memory.


Strategy

  Our objective is to expand our leadership position in the provision of advanced reactive gas processing solutions to the semiconductor market. We also intend to establish a leadership position in providing such solutions to the advanced packaging, telecommunications and other high-growth markets. We plan to pursue the following strategies:

  . Extend the Use of Our Core Technologies in the Semiconductor Processing Market. We seek to increase our penetration of the semiconductor market by expanding our customer base and by using our core technologies to introduce new integrated reactive gas modules and innovative power sources. Over the past two years, we have introduced five new product families and multiple enhancements to existing products that provide significant benefits to our customers.


  . Leverage Our Technology Leadership into Systems Sales in New Markets. A key element of our growth strategy is to use our core technology to address reactive gas applications in new high-growth market segments. We have recently introduced and sold systems that address the sophisticated process needs of customers in semiconductor advanced packaging, telecommunications and magnetic sensors for automotive, data storage and memory applications.

  . Capitalize on Our Global Sales and Service to Accelerate Worldwide Growth. We are continuing to strengthen our global sales and service through increased staffing and expanded infrastructure. The strength of our global infrastructure provides local support to our international customers and a platform for expanding international sales.

  . Continue to Build Collaborative Development Relationships with Key Customers. We believe that pursuing joint development arrangements with leading manufacturers will provide us with critical insight into industry trends, and lead to the development of additional new modules or systems with broad market appeal. We work closely with our customers to anticipate and provide solutions that meet specific performance, reliability, cost and integration requirements.

  .  Grow Through Strategic Acquisitions.   We intend to continue to pursue
     strategic acquisitions of companies and/or product lines, particularly those with closely-related technologies in high-growth markets. Over the past four years, we have acquired four companies and one product line, extending our technology and broadening our markets.


Products

  We supply a broad range of modules and complete process systems for precision reactive gas processing applications. The broadest applications for our products are currently in the semiconductor industry. In addition, our products are used in certain medical equipment, such as MRI and laser hair removal devices, and a variety of industrial applications. Our systems are used in advanced semiconductor packaging, fiber optics manufacturing for telecommunications and magnetic sensors manufacturing.

  In semiconductor applications, the selling prices of our products have wide ranges depending on the level of integration, the quantity ordered, the extent of customized features and the application served. Typical selling prices for reactive gas processing products range from $10,000 to $175,000. Our complete etch, strip and deposition systems typically range in price from $250,000 to up to $3.0 million.


  Reactive Gas Modules and Power Modules for Semiconductor Processing

  Reactive Gas Modules.   We supply a series of reactive gas modules that are
designed to be incorporated as components in the semiconductor manufacturing equipment of our OEM customers. These individual modules provide flexibility of configuration and integration for semiconductor equipment customers.

  Power Modules.   We are a leading supplier of RF and microwave power sources used for semiconductor deposition, etch and strip applications. We first introduced our product family into the semiconductor equipment market in 1993. In 1998, we launched our new line of microwave power sources with higher power levels and improved regulation, ripple, and accuracy. These new microwave power sources provide lower cost of ownership and improved process repeatability and control. Full production shipments of our new power sources were achieved in 1999.

  In 1997, we introduced our family of three-channel and four-channel subsystems that combine RF and microwave power sources, integrated with control systems, for etch, strip and deposition applications. This product family reduces costs by integrating all power requirements for advanced process chambers in a single, rack-mounted subsystem. We began selling these products in volume in 1997, and they have been accepted under a volume supply agreement. We also introduced into the medical market high-volume, low-cost, solid-state RF power supplies for reactive gas generation in the sterilization of surgical instruments.

  Integrated Reactive Gas and Power Modules.   We supply a range of reactive gas
subsystems for 200mm and 300mm semiconductor processing applications requiring atomic oxygen, atomic fluorine, ozone and other types of reactive gas. In these subsystems, the reactive gas source module is integrated with a power supply, gas handling equipment and controls. Depending on the product, energy supplied to produce the reactive gas may be microwave, RF or DC. These subsystems enable our customers to outsource their reactive gas technological development, speeding time to market and reducing their costs for total system production.

  Microwave.   In 1997, we introduced an integrated general reactive gas source for photoresist strip and other applications that reduces time to market for our OEM customers by providing a fully integrated solution. This product is sold under a volume supply agreement for integration into a new generation of etch and strip equipment.

  Ozone.   Our ozone product series consists of both modules and integrated ozone subsystems used in semiconductor deposition and wet wafer cleaning applications. Our subsystems incorporate our reactive gas sources and power sources integrated with controls and gas handling. Relative to traditional cleaning methods, ozone cleaning substantially reduces chemical consumption and disposal costs. In addition, the by-products of ozone cleaning are more environmentally friendly. Our patented ozone reactive gas generation technology is recognized in the industry for high-efficiency ozone production as well as high purity, cleanliness and reliability.

  We introduced our ozone gas generators in 1995 for use in TEOS ozone deposition of the insulating layers in semiconductors. In 1997, we introduced a higher concentration, higher purity ozone generator series targeted for 300mm wafer processing. In 2000, we introduced an even higher concentration ozone generator with no increase in module size.

  In 1997, we acquired Sorbios, a German manufacturer of ozone generation products specializing in dissolved ozone applications for semiconductor and other markets. In 1998, we introduced Liquozon, an integrated subsystem that dissolves ozone into water, creating an efficient water cleaning method and significantly reducing the use of acids and associated handling costs. We expect Liquozon to become widely adopted in the wet wafer cleaning market because it provides an integrated ozone solution which can be rapidly and easily implemented by our customers. Many leading wet wafer processing equipment companies are either already shipping our ozone solutions to customers or are in various stages of introducing wet ozone into their manufacturing process.

  ASTRON.   In 1998, we introduced an integrated module for the production of atomic fluorine and atomic oxygen for use in cleaning and abatement in several semiconductor processing application chambers. Marketed under the trade name ASTRON, this subsystem integrates a reactive gas generating module, a power source and controls into an extremely compact unit. It produces a high flow of atomic gas, which supports rapid processing, while its compact design permits easy integration with semiconductor production tools.

  During the process of depositing the layers which make up a semiconductor circuit, the deposited material builds up on the inside of the chamber walls. Because these deposits can influence the uniformity and purity of the process, they must be periodically removed. Depending on the speed at which they are deposited, this removal step can cause significant equipment downtime for cleaning. One of the primary applications for ASTRON module is to clean these unwanted deposits from the inside walls of the semiconductor processing chambers. By generating atomic fluorine that reacts with the waste deposits in the chamber, new gases are formed that are easily scrubbed to form benign salts for disposal. By incorporating a short cleaning step into the process sequence, tool availability is greatly enhanced.

  In oxide etch and strip tools, our ASTRON module is used to abate hazardous exhaust, transforming the gases into substances which are easily scrubbed. In doing this, our reactive gas generator addresses the need to reduce greenhouse gases while, simultaneously, significantly lowering the cost of cleaning semiconductor process modules. Volume production shipments began in 1999.


  Complete Process Systems

  Our reactive gas solutions are incorporated into complete process systems on fully integrated platforms that include substrate handling, control systems and a production process. We have targeted a number of high-growth market segments for supplying complete systems where we can take advantage of our core technologies to provide unique process solutions. Primary market targets are semiconductor advanced packaging, telecommunications and magnetic sensors. Our three product lines detailed below are presently addressing these markets. These products are offered at prices ranging from $250,000 to $3.0 million.

  The Nimbus 300 product is a 300mm compatible complete physical vapor deposition (PVD) production tool for advanced wafer scale packaging processes. Primary application is for under-bump metallurgy for flip chip packaging, where it offers an extremely cost effective solution. Our tool provides higher wafer throughput and is easily configurable on the foundry floor to handle two inch to 12 inch wafers. Our system thus provides manufacturing flexibility and low overall cost of ownership, making it ideally suited for the independent packaging industry.

  Our PQ Series I systems offer batch processing for plasma cleaning of electronic packages. The PQ Series II and Series III systems are single chamber plasma process tools combining etch and strip and chemical vapor deposition. We supply systems for high-rate etch processes using scaleable, microwave driven reactive gas sources for telecommunications device manufacture and for magnetic data storage head applications. They provide rapid etch and low temperature deposition processes.

  Our Shamrock product is a multi-source, application specific PVD system for depositing the high-quality thin films used in MR and GMR recording heads, tunneling spin valves, motion and shock sensors in automobile electronics and advanced magnetic memory products. The Shamrock 150 is a 6 inch capable system with up to six sources. The Shamrock 200, under development, is an 8 inch-compatible tool featuring an ultra-high vacuum process chamber containing up to 10 sources, expandable to additional process chambers.


  Industrial, Medical and Other Applications

  We have expanded the use of our power source and reactive gas source technologies into new markets, including chemical vapor deposition in industrial markets and power sources for the medical market. In these applications, the selling prices of our products have wide ranges depending on the amount of reactive gas or power delivered, the level of integration (sources or integrated subsystems), the quantity ordered and the application served. Our products for the medical and industrial markets typically range in price from $1,500 to $175,000.

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

                    Products for Semiconductor Applications

-----------------------------------------------------------------------------------------------------------------------------------
                                                          Trade         Year
Product Category                  Products                 Name      Introduced                 Applications
-----------------------------------------------------------------------------------------------------------------------------------
Power Modules           Microwave                                          1988     Semiconductor etch and strip
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                        Microwave OEM Product                              1993     Semiconductor deposition, etch and strip
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                        Microwave with Self-           SmartPower          1998     Semiconductor, deposition, etch and strip
                        Diagnostics
-----------------------------------------------------------------------------------------------------------------------------------
                        Radio Frequency                                    1996/1/   Primarily used internally in ASTeX's
                                                                                     subsystems
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                        Multi-Channel DC, RF and       Gladiator           1997      Semiconductor deposition and etch and strip
                        Microwave Power Source
-----------------------------------------------------------------------------------------------------------------------------------
                        DC/Low Frequency                                   1997/2/   Semiconductor, medical and laser products
-----------------------------------------------------------------------------------------------------------------------------------
Reactive Gas            Component General Reactive     SmartSet            1988      Semiconductor etch, strip deposition and
Modules                 Gas Source                                                   chamber clean
-----------------------------------------------------------------------------------------------------------------------------------
                        Integrated General Reactive    CPS                 1997      Semiconductor strip
                        Gas Source
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                        Fluorine Compatible Reactive   SmartMatch          1998      Semiconductor etch, strip, deposition and
                        Gas Source with Matching                                     chamber clean
-----------------------------------------------------------------------------------------------------------------------------------
                        Component Ozone Source         Semozon             1995      Semiconductor deposition and wet wafer
                                                                                     cleaning
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                        Integrated Ozone Sources       Semozon             1996      Semiconductor deposition and wet wafer
                                                                                     cleaning
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                        Low Dopant Ozone Source                            1998      Semiconductor deposition and wet wafer
                                                                                     cleaning
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                        Ozonated Water Delivery        Liquozon            1998/3/   Semiconductor wet wafer cleaning
                        Subsystem
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                        300mm Ozone Source                                 2000      Semiconductor deposition and wet wafer
                                                                                     cleansing
-----------------------------------------------------------------------------------------------------------------------------------
                        Atomic Fluorine Subsystem      ASTRON              1998      Semiconductor chamber clean and exhaust
                                                                                     gas abatement
------------------------------------------------------------------------------------------------------------------------------------
Complete                Batch Reactor Etch             PQ Series I        1998/4/    Plasma cleaning of electronic packages
Process Systems
------------------------------------------------------------------------------------------------------------------------------------
                        Single Chamber Etch & CVD      PQ Series II       1998/4/    Data storage/thin film heads etch & CVD;
                                                       & III                         telecommunications
------------------------------------------------------------------------------------------------------------------------------------
                        Cassette to Cassette Physical  Nimbus 300         1999/5/    Under bump metallurgy; Backside
                        Vapor Deposition (PVD)                                       metallization for advanced semiconductor
                                                                                     packaging
------------------------------------------------------------------------------------------------------------------------------------
                        Orbital Planetary PVD          Shamrock 150       1999/6/    GMR magnetic sensors
------------------------------------------------------------------------------------------------------------------------------------

/1/  Derived from the acquisition of ETO in January 1996.
/2/ Derived from the acquisition of Converter Power in May 1997. /3/ Derived from the acquisition of Sorbios in October 1997.
/4/ Derived from the acquisition of PlasmaQuest in November 1998. /5/ Derived from the acquisition of Klee in April 1999.
/6/  Derived from the acquisition of Shamrock in August 1999.

  As shown in the table, we began selling reactive gas sources and microwave power sources in volume to the semiconductor equipment market in 1993. Over the past three years, all of our products introduced for the semiconductor equipment market have been more fully-integrated modules. As semiconductor equipment manufacturers implement lean manufacturing practices and move towards the outsourcing of more fully-integrated modules, we have an opportunity to further extend our modules product lines sold to these customers.

  Medical and Industrial Applications

  We use our power source and reactive gas source capabilities to provide a broad range of specialized products, primarily for MRI, surgical instrument sterilization equipment and medical and industrial lasers. The following table describes these products.

                Products for Medical and Industrial Applications

 -------------------------------------------------------------------------------------------------------------------
                                                               Year
Product Category                        Products            Introduced                 Applications
-------------------------------------------------------------------------------------------------------------------
Power Modules                 Microwave                           1993     Polymer processing
-------------------------------------------------------------------------------------------------------------------
                              Radio Frequency                     1996/1/  Magnetic resonance imaging equipment and
                                                                           medical sterilization
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                              DC/Low Frequency                    1997/2/  Medical and industrial lasers
-------------------------------------------------------------------------------------------------------------------
Reactive Gas Modules          General Reactive Gas Sources        1995     Industrial deposition and optical
                                                                           thin-film coating
-------------------------------------------------------------------------------------------------------------------
                              Component Ozone Source              1996     Water remediation
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                  1998     Polymer and surface treatment
-------------------------------------------------------------------------------------------------------------------
                              Integrated Ozone Sources            1998     Water remediation
-------------------------------------------------------------------------------------------------------------------

/1/    Derived from the acquisition of ETO in January 1996.
/2/    Derived from the acquisition of Converter Power in May 1997.

Research and Development

  Our research and development activities emphasize process and application development in collaboration with key customers, supported by engineering teams with electrical, mechanical and software expertise. We have two applications development groups in the United States and one in Germany. Our senior engineering staff spend a substantial portion of their time visiting customers and exploring new applications requiring solutions. Our research and development staff grew significantly in the past year and now totals approximately 120 people, 30 of whom have advanced degrees, including 16 Ph.D.s.

  Total research and development expenses were approximately $14.3 million in fiscal 2000, $10.2 million in fiscal 1999 and $12.0 million in fiscal 1998 or 10.2% of revenue in fiscal 2000, 13.0% of revenues in fiscal 1999 and 14% of revenues in fiscal 1998.

  We expect to continue to spend heavily in future years on research and development activities because of the highly technical nature of our business, our rapidly expanding markets, and the new technologies that we are developing.


Significant Customers and Contracts

  During fiscal 2000, 1999 and 1998, Applied Materials accounted for approximately 50%, 45% and 40% of our consolidated total revenue. If we lose Applied Materials or if it significantly reduces orders, our revenues, operating results and financial condition will be hurt. No other customer accounted for more than 5% of total revenue in fiscal 2000. While sales to Applied Materials represent a large portion of our total revenue, Applied Materials is the world's largest semiconductor equipment manufacturer and is reported to represent approximately 21% of the total wafer fabrication equipment market and as much as 60% of the market segments it serves.

  In the semiconductor equipment market, our customers include Applied Materials, Lam Research, FSI International, GaSonics International, PSK Tech Inc., Semitool, Silicon Valley Group, Ulvac and Varian Semiconductor Equipment. We have signed multi-year supply contracts with some of these customers, which typically provide for cancellation or modification with little or no penalty. Generally, customers may push out deliveries, put firm orders on hold, or cancel existing firm orders with little or no penalty.

Marketing, Sales and Services

  In order to sell and service our products more aggressively in the global market, we formed a Global Customer Operations organization in the last quarter of fiscal 1998. This organization presents one face to the customer worldwide and comprises our entire marketing, sales, service, and product management group. The organization is structured around regional offices worldwide, supporting direct marketing, sales, and service activities, and provides more control over independent sales and distribution representatives. In the past 24 months, the Global Customer Operations organization established regional offices for the western U.S. (Santa Clara, CA), central U.S. (Austin, TX), eastern U.S. (Woburn, MA), Germany, France, Taiwan and Japan, and we formed a joint venture in Korea. During that period, our sales, marketing and service personnel have increased from 34 people to 74 people.


Manufacturing and Suppliers

  Our products are manufactured at facilities in Wilmington and Newton, Massachusetts; Colorado Springs, Colorado; and Berlin, Germany. During the past two years, we have consolidated other facilities in California, Texas and Massachusetts into these facilities. Our Woburn, Massachusetts facility was closed in July, 2000, as we consolidated manufacturing in our new Wilmington facility.

  We perform final assembly, integration, testing, and quality assurance at our facilities. We obtain and ship many of our products and components under "just-in-time" arrangements.

  Most of the components for our products are manufactured by a number of suppliers. However, we have several significant sole source suppliers. We believe that these components could be obtained elsewhere if needed or that our products could be redesigned to use alternative suppliers' products. However, other supply sources might not be available without significant delay or increased cost.

  We share common information systems and applications programs throughout our operations. Our enterprise resource program is used for manufacturing in all of our U.S. facilities and is being implemented in our Berlin facility. Our Wilmington and Colorado Springs facilities are both ISO 9001 certified.


Competition

  We compete on the basis of our technical expertise, core competencies, manufacturing capabilities, high quality and reliability, performance, established reputation and customer relationships. Many of our technical personnel have recognized experience in the fields of power and reactive gas source technology, systems integration and advanced process technology. We compete in a number of markets by providing a broad array of products, engineering and service support. We believe that this range of products and capabilities provides us with a significant competitive advantage.

  We believe that we are the largest provider of microwave power sources and microwave-powered reactive gas sources in the world, facing competition primarily from Muegge Electronic GmbH in Germany and Daihen in Japan. In the ozone source market, we compete primarily with Ebara and Sumitomo Precision Products. We believe our major competitors for RF power sources and amplifiers are Advanced Energy Industries, Analogic, ENI, a subsidiary of Astec (BSR) Plc, and Comdel. We believe our major competitors for DC power sources are ALE Systems and Kaiser Systems. In the systems business, our major competitors are Balzers Process Systems (now Unaxis), CVC (acquired by Veeco), Shimatsu, STS, Trikon and Veeco Instruments.

  We typically have been able to meet the purity, controllability and reliability requirements of our customers in a cost effective and timely manner. However, many of our customers have large, in-house equipment development programs. These in-house programs often attempt to develop equipment which may compete with or replace the products purchased from us. We must continue to develop and enhance our technology and products to keep pace with technological changes in production equipment and advanced materials processes.

Patents and Proprietary Information

  As of July 1, 2000, we own 28 U.S. patents and two foreign patents, and have 23 pending U.S. patent applications and 13 pending foreign applications in various stages of prosecution. The earliest of the issued patents expires in 2007. We have retained license rights to certain third party patents and patent applications. We have retained commercial ownership rights to proprietary technology developed under various U.S. and government contracts and grants, including SBIR contracts. We also have joint development agreements with industrial and commercial partners which may result in sole or joint ownership rights to proprietary technology developed under those agreements.

  There is no single patent or patent application which we believe is critical to our business. Our success depends principally on the technical expertise and product development capabilities of our engineering and manufacturing teams and the sales and marketing skills of our Global Customer Operations group.

  In addition to our patent rights, we rely upon trade secrets and confidentiality agreements, which all employees are required to execute, assigning all patent rights and technical or other information developed by employees during their employment to us. Our employees, consultants, customers, and potential customers have agreed not to disclose any trade secret or confidential information without prior written consent. Notwithstanding these confidentiality agreements, other companies could acquire information which we consider proprietary. Moreover, while we have successfully enforced one of our patents and intend to continue to vigorously enforce our patents against infringement by third parties, we might not be able to enforce our patents or obtain meaningful protection from competitors or third parties, or receive patents from our pending patent applications. Even if a competitor's products were to infringe our patents, enforcing our rights would be very expensive and would divert funds and resources which otherwise could be used in our operations. We might not be successful in enforcing our rights and a court could find that our products infringe a third party's rights. If we are not successful in a suit involving patents or other intellectual property rights of a third party, a license might not be available on commercially reasonable terms, or be available at all.


Employees

  As of July 1, 2000, we employed 589 persons on a full-time basis, including 114 temporary employees. We employ 59 full time and 10 temporary persons in administration, 71 full time and 3 temporary in sales, service and marketing, 104 full time and 16 temporary in research and development, and 241 full time and 85 temporary in manufacturing. We believe that our relations with our employees are satisfactory.


Item 2. Facilities

  We occupied 60,000 square feet of leased space in Woburn, Massachusetts for our principal executive offices, research and development center and manufacturing activities under a lease which terminated on July 30, 2000. At the end of June, 2000, we moved our principal executive offices, research and development center and manufacturing facilities from Woburn to Wilmington, Massachusetts, where we fully occupied 118,000 square feet of space. We purchased the Wilmington facility for approximately $10.7 million. We own 25,000 square feet of office, lab and manufacturing space occupied by our ETO subsidiary located in Colorado Springs, Colorado. We sublease 16,600 square feet of office and lab space in Colorado Springs, Colorado. The current rent for this facility is $17,292 per month. This lease will terminate on February 28, 2002. We maintain office and manufacturing facilities in Newton, Massachusetts in 3,500 square feet of leased space. This lease expires on April 30, 2001. The rent for this facility is $4,442 per month. We lease 32,000 square feet of storage space in Beverly Massachusetts. This lease expires on September 30, 2000. The rent for this facility is $19,000 per month.

  We maintain a sales and service office in approximately 12,439 square feet of leased space in Santa Clara, California under a lease which expires on August 8, 2002. The rent for this space is $22,390 per month in year one, $23,012 per month in year two and $24,256 per month in year three. We maintain a sales and service office in approximately 3,046 square feet of leased space in Austin, Texas. The rent for this space is $2,860 per month and the lease expires on July 15, 2001. We also lease approximately 9,700 square feet of manufacturing and office space in Berlin, Germany. The current rent for this facility is $7,013 per month. The office space portion of the lease terminates on March 31, 2001 and will automatically renew for twelve months unless cancelled six months in advance. The manufacturing space portion of the lease terminates on June 30, 2001 and will automatically renew for twelve months unless cancelled six months in advance.

Item 3. Litigation

  We are not involved in any litigation of a material nature.


Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2000 through the solicitation of proxies or otherwise.

                                    PART II


Item 5.   Markets for Common Equity and Related Stockholder Matters

Our common stock is traded on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ/NMS") under the symbol "ASTX." On November 26, 1997, we announced a 3-for-2 split of our common stock, which was distributed to shareholders in the form of a stock dividend on December 12, 1997. All prior period share amounts have been adjusted to reflect the stock split. On September 19, 2000, the closing bid and ask prices for our common stock as reported by NASDAQ/NMS were $17.063 and $17.375, respectively. As of September 19, 2000, we had 181 holders of record of our common stock. We believe that there are approximately 2,100 beneficial owners of our common stock.

For the periods indicated, the following table sets forth the high and low closing sale prices for our common stock as reported by NASDAQ/NMS for June 28, 1998 through September 19, 2000. Such quotations represent interdealer quotations without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                                                       Sale
                                                       ----
                                                   High     Low
                                                   ----     ---

Fiscal Year ended June 26, 1999
-------------------------------
  First Quarter                                  $ 8.125  $ 3.875
  Second Quarter                                  11.000    3.125
  Third Quarter                                   14.500    9.875
  Fourth Quarter                                  21.375   12.500

Fiscal Year ended July 1, 2000
------------------------------

  First Quarter                                  $23.125  $16.688
  Second Quarter                                  31.250   19.875
  Third Quarter                                   41.938   29.750
  Fourth Quarter                                  35.500   17.375

Fiscal Year ending June 30, 2001
--------------------------------

First Quarter (through September 19, 2000)       $24.875  $12.625

Item 6. Selected Consolidated Financial Data (in thousands except per share data)

                                  ---------------------------------------------------------------------
Fiscal Year /(1)/                          2000          1999           1998          1997         1996
                                  ---------------------------------------------------------------------
 Operations:
    Total revenue                      $139,897       $78,209        $83,436       $47,967      $39,135
    Gross profit                         55,021        22,654         28,449        17,410       15,771
    Earnings (loss) from
      operations                         19,356        (2,574)         5,909         1,659       (6,079)
    Net earnings (loss)                  14,026        (1,251)         4,021           938       (7,298)
    Diluted earnings (loss)
      per share                            1.09         (0.13)          0.47          0.14        (1.16)
    Weighted average common
      shares outstanding                 12,875         9,398          8,529         6,777        6,307

  Balance Sheet:
    Working capital                     126,109        52,279         28,570        16,956       19,217
    Total assets                        188,576        80,535         51,293        39,327       34,361
    Total long-term debt                  8,210             -              -         6,369        6,170
    Total liabilities                    29,433        12,814          7,493        15,838       13,066
    Stockholders' equity                159,143        67,721         43,801        23,489       21,296

                                          1/st/         2/nd/           3/rd/        4/th/
                                  --------------------------------------------------------
  Quarterly 2000:
    Total revenue                        30,602        31,066         34,134        44,095
    Gross profit                         11,182        12,979         13,834        17,027
    Earnings from operations              3,889         4,405          4,998         6,066
    Net earnings                          2,630         3,163          3,520         4,716
    Diluted earnings per share             0.22          0.26           0.28          0.32

  Quarterly 1999:
    Total revenue                        12,100        16,854         20,942        28,313
    Gross profit                          1,175         4,499          7,075         9,905
    Restructuring charge                  1,497             -              -           763
    Earnings from operations             (5,713)         (726)         1,438         2,427
    Net earnings (loss)                  (3,481)         (436)           784         1,882
    Diluted earnings per share            (0.41)        (0.05)          0.08          0.16

/(1)/ The fiscal year ends for the periods presented are: July 1, 2000; June 26, 1999; June 27, 1998; June 28, 1997; June 29, 1996

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The following discussion contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the following:

  . the significant fluctuations in our quarterly operating results;

  . the volatility of the semiconductor and semiconductor capital equipment industries;

  . timing and success of integration of recent and potential future acquisitions; and

  . supply constraints and technological changes.

  For a discussion of these and other factors that may impact our realization of our forward-looking statements, see Factors That May Affect Future Results.

  We provide precision reactive gas solutions to the OEM semiconductor, medical, and industrial markets, and complete process systems for advanced packaging, telecommunications and magnetic sensor applications. Our broad product line is based on a decade of leadership in core technologies, including precision reactive gas processing, specialized power sources, and system integration. Depending on our customers' needs, we provide varying levels of integration, from components to modules to complete process solutions. We help our customers maximize their competitive advantage by improving time to market while reducing costs and complexity. During the past five years, we have grown rapidly, both through internal growth as well as by acquisitions. In January 1996, we acquired Erhorn Technological Operations, Inc. (ETO), a manufacturer of RF power sources. In May 1997, we acquired Converter Power, Inc. (ASTeX CPI), a manufacturer of direct current power sources. In October 1997, we acquired Sorbios GmbH (ASTeX Sorbios), a manufacturer of ozone sources. In November 1998 we acquired PlasmaQuest, Inc. (ASTeX PlasmaQuest), a manufacturer of reactive gas sources and systems used for magnetic disk head processing and advanced electronic packaging applications. In May 1999, we acquired Klee Corporation (ASTeX Klee), a developer of systems used for advanced electronic packaging applications. In August 1999, we acquired substantially all of the assets of the Shamrock product line from Sputtered Films, Inc. The results of operations for each period presented include the results of operations of each of the acquired companies since the date of its acquisition.

Results of Operations

  The following table sets forth selected financial data for the periods indicated expressed as a percentage of total revenue.

                                                                          Years Ended
                                                        --------------------------------------------
                                                          July 1,          June 26,       June 27,
                                                           2000              1999           1998
                                                           ----              ----           ----
  Consolidated Statement of Operations Data:
  Total revenue........................................    100.0%            100.0%         100.0%
  Total cost of sales and revenue......................     60.7              71.0           65.9
                                                           -----             -----          -----
  Gross profit.........................................     39.3              29.0           34.1
  Operating expenses:
    Selling expenses...................................      6.6               6.6            5.3
    General and administrative expenses................      8.7              10.3            8.0
    Research and development expenses, net.............     10.2              12.5           13.5
    Other operating expenses...........................        -               2.9            0.2
                                                           -----             -----          -----
  Total operating expenses.............................     25.5              32.3           27.0
                                                           -----             -----          -----
  Earnings (loss) from operations......................     13.8              (3.3)           7.1
  Total other income (expense).........................      2.0               0.9            0.7
                                                           -----             -----          -----
  Earnings (loss) before income taxes..................     15.8              (2.4)           7.8
  Income taxes expense (benefit).......................      5.8              (0.8)           3.0
                                                           -----             -----          -----
  Net earnings (loss)..................................     10.0%             (1.6)%          4.8%
                                                           =====             =====          =====

                 Fiscal Year 2000 Compared to Fiscal Year 1999

  Revenue. Total revenue increased by 79% to $139.9 million for fiscal 2000, a 53 week year, compared to revenue of $78.2 million for fiscal 1999. The increase is primarily due to an increase in our semiconductor capital equipment business which grew by 111% to $108.5 million for fiscal 2000 compared to fiscal 1999. This growth was driven primarily by the recovery of the semiconductor capital equipment business and was reflected across the entire line of our new and existing products. Systems group revenue increased to $12.2 million for fiscal 2000 compared to $4.3 million in fiscal 1999. The medical and industrial segments declined by 15% to $19.2 million in fiscal 2000 compared to fiscal 1999 primarily due to declines in volume to several customers.

  Gross Profit. Gross profit increased to 39% of total revenue for fiscal 2000 compared to 29% for fiscal 1999 due to increased volume, favorable product mix, improved manufacturing efficiencies, and a lower fixed cost structure due to plant consolidations undertaken in fiscal 1999. Gross margins in fiscal 1999 were adversely impacted by a $1.1 million inventory write-down.

  Selling, General and Administrative Expenses. Selling expenses, as a percent of total revenue were relatively constant at 6.6% for fiscal 2000 and 6.6% for fiscal 1999, but increased by 78% to $9.2 million for fiscal 2000 compared to $5.2 million for fiscal 1999. The increase was due to costs associated with the creation of the Global Customer Operations organization and increased staffing of marketing, sales, service and product management functions in fiscal 2000 to better meet customer sales and service needs on a global basis. General and administrative expenses as a percent of total revenue declined to 8.7% in fiscal 2000 compared to 10.3% in fiscal 1999, but increased by 51% to $12.1 million in fiscal 2000 compared to $8.1 million in fiscal 1999. The increase was primarily due to supporting the growth of the overall business, expansion of the management team, and increased goodwill amortization.

  As a result of the consolidation of two facilities, we incurred a restructuring charge of $2.3 million during fiscal 1999 for costs of severance, abandonment of leasehold improvements, and fixed assets, and for facilities costs, primarily consisting of future lease payments. There was no comparable cost in fiscal 2000. However, we have incurred approximately $0.1 million for the relocation of inventory, equipment and key employees from the former Dallas facility to Massachusetts.

  Research and Development Expenses: Net research and development expenses increased by 46.9% to $14.3 million (or 10.2% of total revenue) in fiscal 2000 compared to $9.7 million (or 12.5% of total revenue) in fiscal 1999. As a percent of total revenue R&D expenses were lower in fiscal 2000 because of higher revenue compared to fiscal 1999. On an absolute dollar basis, research and development expenses rose primarily as a result of expenditures in connection with support for modular products in the plasma components and Liquozon groups and development of products, primarily the Nimbus, for the systems group.

  Operating Income (Loss): We had operating income of $19.4 million (or 13.8% of total revenue) compared to a loss of $2.6 million (or 3.3% of total revenue) in fiscal 1999. The increase in operating income is due to the increased revenue, improved gross margin and lower operating expenses as a percentage of total revenue in fiscal 2000 compared to fiscal 1999.

  Other Income and Income Taxes: Other income increased to $2.8 million in fiscal 2000 primarily due to interest income earned on short term, and long term cash investments from proceeds of our March 1999 and March 2000 public offerings of common stock. We had income tax expense of $8.1 million in fiscal 2000 compared to a tax benefit of $0.7 million in fiscal 1999.


Fiscal Year Ended June 26, 1999 as Compared to Fiscal Year Ended June 27, 1998

  Revenue. Total revenue declined 6% to $78.2 million in fiscal 1999 compared to $83.4 million in fiscal 1998. This decline is due to the severe downturn in the semiconductor capital equipment industry as a result of over-capacity, coupled with a financial crisis in Asia that occurred in the first half of fiscal 1999. These factors led to a 40% sequential decline in revenues in the first quarter of fiscal 1999, in comparison to the fourth quarter of fiscal 1998. With a strong recovery in our semiconductor equipment business in the second half of fiscal 1999, this segment of our business declined by only 3% to $51.3 million in fiscal 1999 compared to $52.8 million in fiscal 1998. This strong recovery was due to the strength of our customers' business and the success of our new products for this segment. The medical and industrial segment declined by 18% to $22.6 million in fiscal 1999 compared to $27.7 million in fiscal 1998 due to the impact of the financial crisis in Asia. The systems segment of the business increased 46% primarily due to the acquisition of ASTeX PlasmaQuest. Research contract revenue was flat at approximately 1% of total sales in fiscal 1999 and fiscal 1998.

  Gross Profit. Gross profit declined by 20% to $22.7 million or 29% of sales in fiscal 1999 compared to $28.4 million or 34% of sales in fiscal 1998. The decline is a result of reduced manufacturing volumes and underutilization of manufacturing capacity in the first half of fiscal 1999, and an inventory write-down of $1.1 million, primarily due to the unexpected severity of the downturn in the semiconductor equipment business.

  In the first six months of fiscal 1999, we consolidated our Modesto, California facility into our Woburn, Massachusetts and Colorado Springs, Colorado sites and our Beverly, Massachusetts facility into Woburn in order to reduce our fixed costs and improve gross margins.

  Gross profit as a percent of sales improved in our fourth quarter of fiscal 1999 to 35% compared to 28% in the fourth quarter of fiscal 1998, primarily as a result of the cost reduction activities, improved utilization of manufacturing capacity, and the success of new product introductions.

  Selling, General and Administrative Expenses. Selling expenses increased 17% to $5.2 million in fiscal 1999 compared to $4.4 million in fiscal 1998. The increase is a result of the establishment of the Global Customer Operations organization and increased staffing to strengthen our global marketing, sales, service and product management infrastructure. General and administrative expenses increased by 21% to $8.1 million compared to $6.6 million in fiscal 1998 due to higher information systems costs from implementation of a new company-wide Enterprise Resource Planning (ERP) system, increased goodwill amortization, administrative expenses associated with new acquisitions, and management changes including expanding the senior management team.

  Other Operating Expenses. As a result of consolidation of two facilities in the first six months of fiscal 1999 and the consolidation of the PlasmaQuest facility in Dallas, Texas to our Woburn, Massachusetts facility, announced in the fourth quarter, we recorded a $2.3 million restructuring charge in fiscal 1999. The restructuring charge for the consolidation of Modesto, California and Beverly, Massachusetts consisted of severance related to the termination of 70 full-time employees, abandonment of leasehold improvements and fixed assets, and facility costs, primarily future lease payments relating to abandoned facilities. At June 26, 1999 all restructuring costs for these two facilities have been paid out with the exception of approximately $174,000 for abandoned facility costs which were substantially paid out in fiscal year 2000. The restructuring costs of $763,000 for the Dallas facility are for the severance of 16 full-time employees, abandonment of leasehold and fixed assets, and future lease payments relating to abandoned facilities. These costs were substantially paid out in fiscal 2000. In addition to the $2.3 million restructuring costs, we incurred $393,000 of other transition costs in fiscal 1999 for moving inventory and equipment and training personnel. The total fiscal 1999 expense relating to restructuring, inventory write-down, and transition costs was $3.7 million.

  There were no acquisition-related charges in fiscal 1999. As part of the acquisition of ASTeX Sorbios in October 1997, we incurred an acquisition-related expense of $212,000 for the fair value of acquired in-process research and development projects.

  Research and Development Expenses. Net research and development expenses decreased by 13% to $9.7 million in fiscal 1999 compared to $11.3 million in fiscal 1998 as we decreased our overall level of investment in response to the decline in revenues in the first half of fiscal 1999. Gross spending (including funded joint development and the direct costs of research contracts) decreased 15% to $10.2 million in fiscal 1999 compared to $12.0 million in fiscal 1998.

  Operating Income. We had an operating loss of $2.6 million in fiscal 1999 compared to an operating profit of $5.9 million in fiscal 1998. The operating loss is a result of the revenue declines, restructuring, inventory write-downs, and transition costs and increased operating expenses as a percent of income.

  Other Income and Income Taxes. Total other income increased by 16% to $673,000 in fiscal 1999 compared to $578,000 in fiscal 1998. A decline in interest expense and other income in fiscal 1999 compared to fiscal 1998 is a result of repayment of bank debt and the sale of an investment in another company which resulted in a one-time gain of $250,000 in fiscal 1998. Interest income increased in fiscal 1999 due to the interest earned on the cash from our secondary stock offering in March 1999.

  We had a tax benefit of $650,000 in fiscal 1999 compared to a tax expense of $2,466,000 in fiscal 1998.


Liquidity and Capital Resources

  At July 1, 2000 we had cash and investments of $95.2 million consisting of $78.4 million of cash and cash equivalents, short term investments of $12.8 million and long term investments of $4.0 million. Working capital was $123.9 million at July 1, 2000. At June 26, 1999 we had cash and cash equivalents of $31.8 million and working capital of $52.3 million.

  During fiscal year 2000 our cash and cash equivalent position increased by $46.6 million. Cash provided from operations was $6.0 million, comprised of $14.0 million of net income, $4.4 million of non cash depreciation and amortization, offset by $12.4 million used in changes of working capital (including changes in deferred income taxes). Cash used for investing activities of $45.2 million consisted primarily of $6.4 million for the August 1999 acquisition of the Shamrock product line from Sputtered Films, Inc., $21.2 million expended for fixed assets including $16.7 million for the purchase of our new Wilmington, MA, corporate headquarters and manufacturing facility, and $16.8 million for the purchase of short term and long term investments. Cash provided from financing activities was $86.1 million consisting primarily of $76.3 million from the issuance of common stock in connection with a public offering in March 2000 that raised approximately $73.2 million and $9.6 million of net borrowings from a bank, used to finance the purchase of the new facility in Wilmington.

  During the fiscal year ended June 26, 1999 our cash position increased by $24.1 million. Cash provided from operating activities amounted to $3.3 million, cash used for investing activities was $2.9 million, and cash provided from financing activities was $23.8 million. Cash of $2.9 million from operations consisted of a net loss of $1.3 million offset by $3.3 million of noncash depreciation, amortization and loss on disposal of assets of $0.8 million. Cash used for investing activities was primarily of additions to property, plant and equipment, and patents. Cash provided by financing activities was primarily from the issuance of common stock offset by repayment of notes payable for $0.7 million. We raised $24.5 million from issuance of common stock, primarily from a public offering competed in March 1999 that raised approximately $23.8 million.

     During fiscal 1998, we generated $2.5 million in net cash flows from operating activities and used $4.9 million for investing activities. Cash used for investing activities consisted of $3.7 million for the acquisition of ASTeX Sorbios, $3.0 million for additions to property, plant, equipment, and patents, offset by sales of $1.3 million in investments (primarily commercial paper and government treasury bills) and $500,000 from the sale of our investment in a company. Cash flows from financing activities consisted primarily of repayment of $9.2 million bank debt offset by $16.1 million in proceeds from the issuance of common stock, which was primarily from the exercise of warrants and stock options by employees.

     We have a credit facility with a bank that consists of an $8 million unsecured demand line of credit with interest at the bank's prime rate which was 9.5% at July 1, 2000. At July 1, 2000 we had no borrowings in connection with this line of credit. Our ability to borrow under this line of credit is currently at $8 million. We purchased our facility in Wilmington, Massachusetts for $10.7 million. The purchase was financed primarily by a $10 million term loan from a bank payable in equal monthly installments over seven years and secured by a first mortgage on the property. The interest rate is determined by the bank's base rate plus 1.375% (9.5% at July 1, 2000).

     We will continue to use our cash resources for development of new products, expanding sales and marketing, performing collaborative product development projects, capital expenditures, and for general working capital. We seek new ventures and/or acquisitions that will enhance our position in our markets and that have potential to increase our revenue and profitability.

     We believe that existing cash resources and funds from this offering, anticipated cash flows from operations and our credit facility will be sufficient to meet planned operating expenses and working capital requirements for a period of at least the next 12 months.


Effects of Inflation

     We believe that over the past three years inflation has not had a significant impact on our revenues or operating results.


Cautionary Statements - Risk Factors

     This Form 10-K contains, in addition to historical information, forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties. As a result, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences or prove any forward-looking statements, by hindsight, to be overly optimistic or unachievable, include, but are not limited to the risks described in this section. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                    FACTORS THAT MAY AFFECT FUTURE RESULTS

Semiconductor Industry Business Cycles Have a Large Effect on Our Operating Results

     Our business depends heavily upon capital expenditures by manufacturers of semiconductors. The semiconductor industry is highly cyclical, with periods of capacity shortage and periods of excess capacity. In periods of excess capacity, the industry sharply cuts purchases of capital equipment, including our products. Thus, a semiconductor industry downturn or slowdown substantially reduces our revenues and operating results and could hurt our financial condition.

     During portions of 1998 and 1999, excess capacity in the semiconductor industry caused semiconductor manufacturers to sharply cut their capital spending. The excess supply was caused primarily by a period of over-investment in the industry, as well as by cyclical demand factors. The shift in demand to low-priced personal computers and currency devaluations in Asia further reduced profits of semiconductor manufacturers. The downturn in capital spending reduced our sales during these periods, resulting in significant losses. We expect that we will continue to depend significantly on the semiconductor capital equipment industry for the foreseeable future.

Our Operating Results Often Have Large Changes from Quarter to Quarter

     Sharp swings in demand cause large changes in our quarter-to-quarter results. A number of factors contribute to these sharp changes in demand. For instance, our OEM customers keep inventories of our products and may stop buying from us during periods of weak demand for their products until they have reduced their inventories.

     Other factors which cause changes in our quarter-to-quarter results include:

     . changes in or cancellation of our customers' product plans and programs;

     . delays in, or cancellation of, significant system purchases by customers;

     .    changes in the mix of our products and their gross margins;

     . delays in the development, introduction and production of our products;

     . new product introductions by competitors and competitive pricing pressures;

     . the time required for us to adjust our operating expenses to respond to changes in sales;

     . the timing of our acquisitions and their effect on our financial results;

     .    component shortages resulting in manufacturing delays; and

     . pressure by customers to reduce prices, shorten delivery times and extend payment terms.


Our Stock Price Is Volatile and It May Drop Unexpectedly

     Our market segment seems particularly vulnerable to abrupt changes in investor sentiment. Stock prices of companies in the semiconductor equipment industry, including ours, can swing dramatically with little relationship to operating performance. During the past 24 months, our stock has traded at per share prices as high as $45 and as low as $3. Objective factors which could cause our stock price to change sharply include:

     . changes in our quarterly operating results for the reasons set out in the previous risk factor;

     . changes in research analysts' expectations for us or our industry or our failure to meet research analysts' estimates;

     . changes in the general economic conditions or developments in the personal computer, data storage or semiconductor industry which affect investor confidence; and

     . announcements by us or our competitors of technological innovations or new or enhanced products.

     We could be subject to class action litigation due to stock price volatility which, if it occurs, will distract our management and could result in substantial costs or large judgments against us. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management's attention and resources, which could cause serious harm to our business, financial condition and results of operations.

We Depend on a Few Customers for the Majority of Our Revenues

     A few customers account for a large part of our revenues. Sales to our ten largest customers accounted for 76% of revenues in fiscal year 2000, 76% of revenues in fiscal year 1999, and 72% of revenues in fiscal year 1998. Sales to our largest customer, Applied Materials, accounted for approximately 50% of revenues in fiscal year 2000, 45% of revenues in fiscal year 1999, and 40% of revenues in fiscal year 1998. We expect that sales to Applied Materials will continue to be a large part of our revenues in the future.

     Our customers may cancel orders with few penalties, including orders entered into under long-term supply agreements with us. If Applied Materials or another major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt.


We Are Subject to Lengthy Sales and Product Acceptance Cycles

     We sell the majority of our products to OEMs that incorporate our products into the equipment they sell. OEMs consider using our products when their products are being developed. We must make a significant capital investment to develop products for our OEM customers well before their products are introduced and before we can be sure that we will recover our capital investment through sales to the OEMs in significant volume. We are also at risk during the development phase that our product may fail to meet our customers' technical or cost requirements and may be replaced by a competitive product or alternate technology solution. If that happens, we may be unable to recover our development costs. If our customers fail to introduce their products in a timely manner or the market does not accept their products, our business and our financial results would be hurt.

     During any quarter, we are subject to a significant change in our operating results due to the timing of systems sales. During any quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems. Our systems range in price from $250,000 to $3.0 million. Also, sales cycles for larger systems orders can be much longer than sales cycles for components. Any new systems introduced by us may not achieve a significant degree of market acceptance or, once accepted, may fail to sell well for any significant period.


Future Acquisitions or Investments Could Disrupt Our Ongoing Business, Distract Our Management and Employees, Increase Our Expenses and Adversely Affect Our Business

     We anticipate that a portion of any future growth may be accomplished by acquiring existing businesses. The success of any acquisitions will depend upon a number of factors, including our ability to integrate acquired personnel, operations, products and technologies into our organization, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. We cannot assure you that we will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms or integrate acquired personnel and operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any future acquisitions would involve certain other risks, including the assumption of additional liabilities, potentially dilutive issuances of equity securities and diversion of management's attention from other business concerns. Furthermore, we may issue equity securities or incur debt to pay for any future acquisitions. If we issue equity securities, your percentage ownership of our company would be reduced.


We Are Growing and May Be Unable to Manage Our Growth Effectively

     We have been experiencing a period of growth and expansion. This growth and expansion is placing significant demands on our management and our operating systems. We need to continue to improve and expand our management, operational and financial systems, procedures and controls, including accounting and other internal management systems, quality control, delivery and service capabilities. In addition, we will need to continue to attract and retain additional management, research and development and manufacturing personnel to handle possible future growth.

  In order to manage our growth, we may also need to spend significant amounts of cash to:

     .    fund increases in expenses;

     . take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities, acquisitions of complementary businesses or assets, or the development of new products; or

     . otherwise respond to unanticipated developments or competitive pressures.

     If we do not have enough cash on hand, cash generated from our operations or cash available under our credit facility to meet these cash requirements, we will need to seek alternative sources of financing to carry out our growth and operating strategies. We may not be able to raise needed cash on terms acceptable to us, or at all. Financing may be on terms that are dilutive or potentially dilutive. If alternative sources of financing are required but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding.


We May Have Difficulty Managing Cycles of Growth and Downturns

     We have recently had a cycle of rapid growth followed by a downturn. These expansions and contractions strain our management, manufacturing, financial and other resources. In an expansion, our systems, procedures, controls and existing space may not be adequate and we may face difficulties in hiring and training needed personnel. In a contraction, it may be costly to maintain current levels of personnel and overhead. If we fail to manage growth or downturns effectively, our future financial condition, revenues and operating results could be hurt. Our severe business cycles exacerbate the difficulties of attracting and retaining highly qualified personnel who are vital to our success.


We Are Highly Reliant on Key Management

     Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, who would be extremely difficult to replace, could harm our business and operating results. During downturns in our industry, we have often experienced significant employee attrition, and we may experience further attrition in the event of a future downturn. Although we have employment and noncompetition agreements with key members of our senior management team, including Messrs. Post, Ross, Burg, Hurley, and Schuss, these individuals or other key employees may nevertheless leave our company. We do not have key person life insurance on any of our executives. Competition for management in our industry is intense, and we may not be successful in attracting and retaining key management personnel.


Our Markets Are Very Competitive and Competing Technologies May Render Some or All of Our Products or Future Products Noncompetitive

     The markets for our products are very competitive. Many of our current and potential competitors have much greater resources than we have. A number of established semiconductor equipment manufacturers, including some of our significant customers, have expended significant resources in developing improved reactive gas systems and components. We may not be successful in selling our products to our customers, regardless of the performance or the price of our products. Our competitors may develop superior or lower priced products. Moreover, our customers' own markets are highly competitive. Our customers buy our products only when they are successful in selling their own products. Consequently, if our customers fail to compete effectively, our sales could be hurt.


Rapid Technology Change May Make Our Products Obsolete

     Technology changes rapidly in the markets we serve. Our success will depend upon our ability to anticipate these changes, enhance our existing products and develop new products to meet customer requirements and achieve market acceptance. We may not be able to do those things correctly or soon enough. If we fail in these efforts, our products will become obsolete, which will hurt our operating results and financial position.

We Must Achieve Design Wins to Retain Our Existing OEM Customers and to Obtain New OEM Customers

     The constantly changing nature of semiconductor fabrication technology requires OEMs to continually design new systems. We often must work with these manufacturers early in their design cycles to modify our equipment to meet the requirements of the new systems. Manufacturers typically choose one or two vendors to provide the products for use with the early system shipments. Selection as one of these vendors is called a design win. We must achieve these design wins in order to retain existing customers and to obtain new customers.

     Once a manufacturer chooses a supplier of modules or systems, it is likely to retain that supplier for an extended period of time. Our sales and growth could experience material and prolonged adverse effects if we fail to achieve design wins. In addition, design wins do not always result in substantial sales or profits.

     We believe that OEMs often select their suppliers based on factors such as long-term relationships. Accordingly, we may have difficulty achieving design wins from OEMs who are not currently customers. In addition, we must compete for design wins for new systems and products of our existing customers, including those with whom we have had long-term relationships.


Development of New Products is Risky and We May Not Be Successful in Anticipating Market Trends

     We expect to spend a significant amount of time and resources developing new products and refining existing products and systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of new systems. Our ability to commercially introduce and successfully market new products is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems. In addition, since our customers are not obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales in order to recoup research and development expenditures. We may also divert sales and marketing resources from our current products in order to successfully launch and promote our new products. This diversion of resources could have a further negative effect on sales of our current products.

     The success of our product development efforts depends on our ability to anticipate market trends and the price, performance and functionality requirements of semiconductor device and equipment manufacturers. In order to anticipate these trends and ensure that critical development projects proceed in a coordinated manner, we must continue to collaborate closely with our largest customers. Our relationships with these and other customers provide us with access to valuable information regarding trends in the semiconductor device industry, which enables us to better plan our product development activities. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our long-term ability to produce commercially successful products will be impaired.

     Our industry is characterized by the need for continual investment in research and development as well as customer service and support. As a result of our need to maintain our spending levels in these areas, our operating results could be materially harmed if our revenues fall below expectations. In addition, because of our emphasis on research and development and technological innovation, our operating costs may increase further in the future. We expect our level of research and development expenses to increase in absolute dollar terms for at least the next several years.


We Conduct Manufacturing At Only A Few Sites

     We conducted the majority of our manufacturing at our facilities in Woburn and Wilmington, Massachusetts, Colorado Springs, Colorado, and Berlin, Germany. At the end of June, 2000, we moved our principal executive offices, research and development center and manufacturing facilities from Woburn to Wilmington, Massachusetts. Future natural or other uncontrollable occurrences at any of our manufacturing facilities that negatively impact our manufacturing processes may not be fully covered by insurance and could have a material adverse effect on our operations and results of operations.

Economic Problems in Asia May Hurt Our Sales

     Asia is an important region for the markets we serve and has accounted for a large part of our revenues. In recent years, Asia has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. Our revenues depend upon the capital expenditures of semiconductor manufacturers, many of whom have operations and customers in Asia. Serious economic problems in Asia would likely result in a significant decrease in the sale of equipment to the semiconductor industry. Economic difficulties in this region could also damage the economies of the U.S. and Europe and ultimately the domestic demand for our products. Therefore, weak economic conditions in Asia would likely negatively impact our future financial condition, revenues and operating results.


Our Dependence on Sole and Limited Source Suppliers Could Affect Our Ability to Manufacture Products and Systems

     We rely on sole and limited source suppliers for a few of our components and subassemblies that are critical to the manufacturing of our products. This reliance involves several risks, including the following:

     . the potential inability to obtain an adequate supply of required components;

     .    reduced control over pricing and timing of delivery of components; and

     . the potential inability of our suppliers to develop technologically advanced products to support our growth and development of new systems.

     We believe that in time we could obtain and qualify alternative sources for most sole and limited source parts. Seeking alternative sources of the parts could require us to redesign our systems, resulting in increased costs and likely shipping delays. We may be unable to redesign our systems, which could result in further costs and shipping delays. These increased costs would decrease our profit margins if we could not pass the costs to our customers. Further, shipping delays could damage our relationships with current and potential customers and have a material adverse effect on our business and results of operations.


Our Dependence upon International Sales and Non-U.S. Suppliers Involves Significant Risk

     We do business worldwide, both directly and through sales to United States-based OEMs, who sell their products internationally. International sales accounted for 20% of revenues in fiscal year 2000, 20% of revenues in fiscal year 1999 and 23% of our revenues in fiscal year 1998. International sales will continue to account for a significant percentage of our revenues. In addition, we rely upon non-U.S. suppliers for certain components. As a result, a major part of our revenues and operating results is subject to the risks associated with international sales. International sales and our relationships with suppliers may be hurt by many factors, including:

     . changes in policy or applicable U.S. or foreign laws which result in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

     . political and economic instability in our target international markets;

     . difficulties of staffing and managing our international operations or representatives;

     .    shipping delays;

     . less favorable foreign intellectual property laws, which make it harder to protect our technology from appropriation by competitors;

     .    longer payment cycles common in foreign markets;

     . difficulties collecting our accounts receivable because of the distance and different legal rules; and

     . potential additional U.S. and foreign taxes which increase the amount of taxes we have to pay.


We May Incur Foreign Currency Exchange Rate Losses

     Our foreign sales are typically made in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and hurt our sales in those countries. If we lower our prices to reflect a change in exchange rates, our profitability in those markets will go down. In the past, there have been significant fluctuations in the exchange rates between the dollar and the currencies in those countries in which we do business. We have not historically tried to significantly reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do so successfully. Accordingly, we may experience economic loss and a negative impact on earnings and equity as a result of foreign currency exchange rate fluctuations.


Patents and Proprietary Information May Not Be Adequate to Protect Our Business

     We rely on our patent and trade secret rights to protect our proprietary technology. As of July 1, 2000, we own 28 U.S. patents and two foreign patents, and have 23 pending U.S. patent applications and 13 pending foreign applications in various stages of prosecution. The earliest of our key patents expires in 2007. We own the commercial rights to proprietary technology developed under various U.S. government contracts and grants, including federally funded research contracts. The U.S. government also has certain rights to such proprietary technology developed under these contracts and grants. We also have joint development agreements with industrial and commercial partners which may result in sole or joint ownership rights to proprietary technology developed under those agreements. However, we cannot be sure that additional patent applications will be filed, that patents will issue from these applications or that any of our patents will withstand challenges by others. Our patents may not provide us with meaningful protection from competitors, including those who may pursue patents which may block our use of our proprietary technology. In addition, we rely upon unpatented trade secrets and seek to protect them, in part, through confidentiality agreements with employees, consultants and our customers and potential customers. If these agreements are breached, or if our trade secrets become known to or are independently developed by competitors we may not have adequate remedies for such breach.

     If a competitor's products infringed our patents, we may sue to enforce our rights in an infringement action. These suits are costly and would divert funds and management and technical resources from our operations. Furthermore, we cannot be certain that our products or processes will not infringe any patents or other intellectual property rights of others. If they do infringe the rights of others, we may not be able to obtain a license from the intellectual property owner on commercially reasonable terms or at all.

     Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States. Currently, a significant portion of our revenue is derived from sales in foreign countries, including certain countries in Asia, such as Taiwan, Korea and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell products. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.


We Are Subject To Governmental Regulations

     We are subject to federal, state, local, and foreign regulations, including environmental regulations and regulations relating to the design and operation of our power supply products. We must ensure that these systems meet certain safety standards, many of which vary across the countries in which our systems are used. For example, the European Union has published directives specifically relating to power supplies. We must comply with these directives in order to ship our systems into countries that are members of the European Union. We believe we are in compliance with current applicable regulations, directives and standards and have obtained all necessary permits, approvals, and authorizations to conduct our business. However, compliance with future regulations, directives and standards could require us to modify or redesign certain systems, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:

     .    we could be subject to fines;

     .    our production could be suspended; or

     . we could be prohibited from offering particular systems in specified markets.


Our Management Has Significant Influence Over Stockholder Decisions

     Our officers and directors will control the vote of approximately 7.7% of the outstanding shares of common stock prior to the exercise of any outstanding options. As a result, they may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors.


Our Anti-Takeover Measures May Affect the Value of our Stock

     As a Delaware corporation, we are subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. As a result of the application of Section 203 and certain provisions in our certificate of incorporation and bylaws, potential acquirors may be discouraged from attempting to acquire us, thereby possibly depriving our stockholders of acquisition opportunities to sell or otherwise dispose our stock at above-market prices typical of such acquisitions.

     We have also adopted a shareholder rights plan which gives holders of common stock the right to purchase shares of our Series A Junior Participating Preferred Stock if a potential acquiror purchases or plans to make a tender offer to purchase 15% or more of our outstanding common stock. The existence of this plan may make it more difficult for a third party to acquire control of the Company.

     Our Board of Directors is divided into three classes of directors with staggered terms. Directors are elected to three-year terms and the term of one class of directors expires each year. The existence of a classified board is designed to provide continuity and stability to our management and to render certain hostile takeovers more difficult. The existence of a classified board may therefore have the effect of making it more difficult for a third party to acquire control of the Company in certain instances, thereby delaying, deferring or preventing a change of control that could result in a premium for our stock. Further, if stockholders are dissatisfied with the policies and/or decisions of the Board of Directors, the existence of a classified board will make it more difficult for the stockholders to change the composition and, therefore, the policies of the Board of Directors in a relatively short period of time.

     We are authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share and to determine the price, privileges and other terms of such shares. The issuance of any preferred stock with superior rights to the common stock could reduce the value of the common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party, thereby preserving control of the Company by present owners and management and preventing our holders of common stock from realizing a premium on their shares.


Future Sales of Our Stock Could Depress its Market Price

     As of July 1, 2000 we had 14,397,726 shares of common stock outstanding, of which 10,656,759 shares are freely tradeable and 1,109,833 shares of which are owned by certain of our officers and directors and are currently eligible for sale under Rule 144 of the Securities Act of 1933. The 1,109,833 shares of common stock owned by certain of our officers and directors are subject to the volume trading limitations under Rule 144.

     In addition, we have reserved an aggregate of 4,632,558 shares of common stock for issuance to employees, officers, directors and consultants pursuant to our 1987 Stock Option Plan, 1993 Stock Option Plan and 1994 Formula Stock Option Plan. As of July 1, 2000, options to purchase 3,535,635 shares have been granted under these option plans, of which 1,158,827 have been exercised, 979,992 have been canceled and 1,396,816 are currently outstanding. All shares of common stock underlying our option plans are registered and, upon exercise, are freely tradable subject to volume trading limitations under Rule 144. These options entitle the holders to purchase shares of common stock at prices per share that are less than the current market price per share of our common stock. The holders of these options will usually exercise them at a time when the market price of our common stock is greater than the exercise price of the options. The exercise of options and subsequent sale of common stock could reduce the market price for our common stock and result in dilution to our then stockholders.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of July 1, 2000, our investments consisted of commercial paper, municipal bonds and notes and mutual funds.

     Our interest expense is sensitive to changes in the general level of U.S. interest rates with respect to our bank facility and our loan to acquire the Wilmington, Massachusetts facility, of which $8 million was outstanding as of July 1, 2000. No funds were outstanding under our credit facility at July 1, 2000. We believe the potential effects of near-term changes in interest rates on our debt is not material.


Other Risk

     After July 1, 2000, we invested $1,500,000 in a start-up company and may in the future make additional investments in start-up companies that develop products which we believe may provide future benefits. The current start-up investment and any future start-up investments will be subject to all of the risks inherent in investing in companies that are not established.


Item 8.   Financial Statements

          The following financial statements are filed as part of this report:

                                                                            Page
                                                                            ----

     Independent Auditors' Report                                           F-1

     Consolidated Balance Sheets as of July 1, 2000 and June 26, 1999       F-2

     Consolidated Statements of Operations for the Years Ended
     July 1, 2000, June 26, 1999, and June 27, 1998                         F-3

     Consolidated Statements of Stockholders' Equity for the Years Ended
     July 1, 2000, June 26, 1999, and June 27, 1998                         F-4

     Consolidated Statements of Cash Flows for the Years Ended
     July 1, 2000, June 26, 1999, and June 27, 1998                         F-5

     Notes to Consolidated Financial Statements                             F-7


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III

     Items 10 to 13 are incorporated by reference to our definitive Proxy Statement filed with the Securities and Exchange Commission in October 1998.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

    (1)  Financial Statements:

          The list of financial statements required by this item is set forth in
          Item 8 "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

    (2)  Financial Statement Schedule:

          The following financial statement schedule of Applied Science and Technology, Inc. and Subsidiaries for the years ended July 1, 2000, June 26, 1999 and June 27, 1998 is filed as part of this Form 10-K and should read in conjunction with our Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.

          Schedule II - Valuation and Qualifying Accounts

                                                     Column A          Column B          Column C        Column D        Column E
                                                 --------------  -----------------  ---------------  --------------  --------------
                                                    Balance at        Charged to        Charged to
                                                     Beginning        Costs and           Other                         Balance at
          Description                                 of Year          Expenses         Accounts*       Deductions     End of Year
          ------------
                                                 --------------  -----------------  ---------------  --------------  --------------
          Year ended June 27, 1998:
          Allowance for doubtful accounts              (326,342)           (86,287)         (80,841)        116,031        (377,439)
          Year ended June 26, 1999:
          Allowance for doubtful accounts              (377,439)          (402,979)         (98,625)        143,972        (735,071)
          Year ended July 1, 2000:
          Allowance for doubtful accounts              (735,071)          (747,893)               0         726,178        (756,786)

          *Amounts charged to other accounts were acquired in acquisitions.

          Schedules not listed above are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

    (3)  Exhibits

         (i) The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit
  No.                  Title
-----                  -----

3a   Certificate of Incorporation, as amended, dated July 1, 1992.  (11)
3b Certificate of Amendment of Certificate of Incorporation, dated September 1, 1993. (11)
3c   Bylaws, as amended. (11)
4a   Specimen Common Stock Certificate. (11)
4b Form of Certificate of Designation for the Series A Junior Participating Preferred Stock. (6)

10a Lease for premises at 90 Industrial Way, Wilmington, Massachusetts, dated May 21, 1999. (2)
10b+ Master Purchase Order and Sales Agreement between the Company and Applied Materials, Inc., dated May 27, 1999. (3)
10c*  1993 Stock Option Plan, as amended. (7)
10d** Form of Amended Key Employee Agreement for Dr. Richard S. Post, dated as of  July 1, 1996. (7)
10e** Form of Amended Key Employee Agreement for John M. Tarrh, dated as of
      July 1, 1996. (7)
10f** Form of Key Employee Agreement for Jill Maunder, dated February 2, 1998.
      (5)
10g** Form of Key Employee Agreement for Stanley Burg, dated December 11, 1998.
      (4)
10h** Form of Key Employee Agreement for Jack J. Schuss, dated February 1,
      2000.
10i** Form of Key Employee Agreement for John Edward Ross, dated August 8,
      2000.
10j $8,000,000 Unsecured Committed Revolver Loan Agreement between the Company and State Street Bank and Trust Company. (8)
10k $8,000,000 Unsecured Committed Revolver Promissory Note from the Company to State Street Bank and Trust Company. (8)
101 First Amendment to Unsecured Committed Revolver Loan Agreement between the Company and Citizens Bank of Massachusetts (as successor in interest to State Street Bank and Trust Company), dated March 6, 2000. (1)
10m Loan Agreement between ASTeX Realty Corp. and Citizens Bank of Massachusetts, dated March 6, 2000 (the "Loan Agreement"). (1)
10n   Exhibit A to the Loan Agreement.  (1)
11    Statement Re:  Computation of Per Share Earnings.
21    Revised List of Subsidiaries.
23    Consent of KPMG LLP.
27    Financial Data Schedule.

________________________________

(1) Previously filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 25, 2000, filed with the Commission on May 9, 2000, and incorporated by reference herein.
(2) Previously filed as part of our Form S-3 Registration Statement (Number 333-30506) filed with the Commission on February 16, 2000 and incorporated by reference herein.
(3) Previously filed as part of our Annual Report on Form 10-K for the year ended June 26, 1999, filed with the Commission on September 24, 1999, an incorporated by reference herein.
(4) Previously filed as part of our Form S-3 Registration Statement (Number 333-71467) filed with the Commission on January 29, 1999 and incorporated by reference herein.
(5) Previously filed as part of our Annual Report on Form 10-K for the year ended June 27, 1998, filed with the Commission on September 26, 1998, and incorporated by reference herein.
(6) Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on March 5, 1998 in connection with our adoption of a Shareholder Rights Plan, and incorporated by reference herein.
(7) Previously filed as part of our Annual Report on Form 10-K for the year ended June 29, 1997, filed with the Commission on September 26, 1997, and incorporated by reference herein.
(8) Previously filed as an exhibit to out Current Report on Form 8-K filed with the Commission on May 23, 1997 in connection with our acquisition of substantially all the assets of Converter Power, Inc., and incorporated by reference herein.
(9) Previously filed as an exhibit to our Current Report on Form 8-K filed with the Commission on December 29, 1995, in connection with the acquisition of Ehrhorn Technological Operations, Inc., and incorporated by reference herein.
(10) Previously filed as part of our Annual Report on Form 10-K for the year ended July 1, 1995, filed with the Commission on September 28, 1995, and incorporated by reference herein.
(11) Previously filed as part of our Form SB-2 Registration Statement (Number 33-69098-B) declared effective by the Commission on November 9, 1993, and incorporated by reference herein.
+ Certain information withheld and filed separately with the Commission pursuant to a request for confidential treatment.
** These exhibits relate to executive compensation plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APPLIED SCIENCE AND TECHNOLOGY, INC.


Date:  September 27, 2000     By: /s/  Richard S. Post
                                 -----------------------------------
                                  Richard S. Post
                                  Chairman & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                    Capacity                           Date
----                    --------                           ----

/s/ Richard S. Post     Chairman of the Board, Chief       September 27, 2000
-------------------
Richard S. Post         Executive Officer
                        (principal executive officer)


/s/ William S. Hurley   Chief Financial Officer, Senior    September 27, 2000
---------------------
William S. Hurley       Vice President of Finance
                        (principal financial and accounting
                        officer)


/s/ John M. Tarrh       Vice President, Secretary,         September 27, 2000
-----------------
John M. Tarrh           Treasurer and Director


/s/ Robert R. Anderson  Director                           September 27, 2000
----------------------
Robert R. Anderson


/s/ Michel de Beaumont  Director                           September 27, 2000
----------------------
Michel de Beaumont


/s/ John R. Bertucci    Director                           September 27, 2000
--------------------
John R. Bertucci


/s/ Hans-Jochen Kahl    Director                           September 27, 2000
--------------------
Hans-Jochen Kahl

                         Independent Auditors' Report


The Board of Directors and Stockholders
Applied Science and Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Applied Science and Technology, Inc. and subsidiaries as of July 1, 2000 and June 26, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended July 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Science and Technology, Inc. and subsidiaries as of July 1, 2000 and June 26, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Boston, Massachusetts
July 31, 2000

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                 (In thousands)

                                                                                          July 1,         June 26,
                                      Assets                                               2000             1999
                                                                                         ---------        --------
Current assets:
   Cash and cash equivalents                                                             $  78,407           31,775
   Investments, short term                                                                  12,803               --
   Trade and notes receivables, net (notes 2, 3 and 10)                                     32,963           18,093
   Other receivables (note 12)                                                                 240              906
   Inventories (note 4)                                                                     19,947           12,419
   Prepaid expenses and other assets                                                           563              386
   Deferred income taxes (note 8)                                                            2,409            1,514
                                                                                         ---------        ---------
               Total current assets                                                        147,332           65,093
                                                                                         ---------        ---------
Property and equipment:
   Land                                                                                      2,259              473
   Building                                                                                 10,889            1,652
   Equipment                                                                                13,615           11,173
   Construction in progress                                                                  5,956                8
   Furniture and fixtures                                                                    1,235            1,043
   Leasehold improvements                                                                    1,633            2,193
                                                                                         ---------        ---------
                                                                                            35,587           16,542
   Less accumulated depreciation and amortization                                            8,744            8,394
                                                                                         ---------        ---------
               Net property and equipment                                                   26,843            8,148
                                                                                         ---------        ---------
Other assets:
   Long term investments                                                                     4,000               --
   Goodwill, net of accumulated amortization of $1,872 and $942 in
     2000 and 1999, respectively (note 12)                                                   7,852            3,967
   Deferred income taxes (note 8)                                                              732            1,936
   Notes receivable, less current maturities (note 3)                                          177              394
   Patents and other assets, net                                                             1,640              997
                                                                                         ---------        ---------
               Total other assets                                                           14,401            7,294
                                                                                         ---------        ---------
                                                                                         $ 188,576           80,535
                                                                                         =========        =========
                       Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                      $   6,802            5,496
   Accrued expenses                                                                          5,985            3,471
   Accrued compensation expense and related costs                                            4,101            2,624
   Accrued income taxes                                                                      1,911              607
   Commissions payable and customer advances                                                   995              616
   Current portion of mortgage note payable (note 5)                                         1,429               --
                                                                                         ---------        ---------
               Total current liabilities                                                    21,223           12,814
                                                                                         ---------        ---------
Mortgage note payable, net of current portion (note 5)                                       8,210               --
                                                                                         ---------        ---------
               Total liabilities                                                            29,433           12,814
                                                                                         ---------        ---------
Commitments and contingencies (notes 6 and 11)
Stockholders' equity (notes 7 and 13):
   Common stock                                                                                144              114
   Additional paid-in capital                                                              147,554           70,045
   Retained earnings (accumulated deficit)                                                  11,902           (2,124)
   Accumulated other comprehensive loss                                                       (457)            (166)
   Less:  Notes receivable for common stock purchases                                           --             (148)
                                                                                         ---------        ---------
               Total stockholders' equity                                                  159,143           67,721
                                                                                         ---------        ---------
                                                                                         $ 188,576           80,535
                                                                                         =========        =========

See accompanying notes to consolidated financial statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                (In thousands, except share and per share data)


                                                                                     Years ended
                                                                   -----------------------------------------------
                                                                       July 1,          June 26,         June 27,
                                                                        2000              1999             1998
                                                                   ------------       -----------      -----------
Product sales, net                                                 $    129,434            72,097           77,958
Research contract revenue                                                   155               856              786
Other revenue                                                            10,308             5,256            4,692
                                                                   ------------       -----------      -----------
                   Total revenue (note 10)                              139,897            78,209           83,436
                                                                   ------------       -----------      -----------
Cost of sales and revenue:
    Product sales and other revenues                                     84,731            55,246           54,564
    Research contracts                                                      145               309              423
                                                                   ------------       -----------      -----------
                   Total cost of sales and revenue                       84,876            55,555           54,987
                                                                   ------------       -----------      -----------
                   Gross profit                                          55,021            22,654           28,449
                                                                   ------------       -----------      -----------
Operating expenses:
    Selling expenses                                                      9,220             5,168            4,427
    General and administrative expenses                                  12,133             8,055            6,648
    Research and development expenses, net                               14,312             9,745           11,253
    Acquisition-related expenses (note 12)                                   --                --              212
    Restructuring charges (note 16)                                          --             2,260               --
                                                                   ------------       -----------      -----------
                   Total operating expenses                              35,665            25,228           22,540
                                                                   ------------       -----------      -----------
                   Earnings (loss) from operations                       19,356            (2,574)           5,909
                                                                     ----------         ---------        ---------
Other income (expense):
    Interest expense                                                         --               (32)            (196)
    Interest income                                                       2,839               649              514
    Other income (expense)                                                  (34)               56              260
                                                                   ------------       -----------      -----------
                   Total other income                                     2,805               673              578
                                                                   ------------       -----------      -----------
                   Earnings (loss) before income taxes                   22,161            (1,901)           6,487

Income tax expense (benefit) (note 8)                                     8,135              (650)           2,466
                                                                   ------------       -----------      -----------
                   Net earnings (loss)                             $     14,026            (1,251)           4,021
                                                                   ============       ===========      ===========
Basic earnings (loss) per share                                    $       1.14             (0.13)            0.50
                                                                   ============       ===========      ===========
Diluted earnings (loss) per share                                  $       1.09             (0.13)            0.47
                                                                   ============       ===========      ===========
Weighted average common shares outstanding used to
    calculate basic earnings (loss) per share                        12,284,244         9,398,289        8,052,926
                                                                   ============       ===========      ===========
Weighted average common shares outstanding used to
    calculate fully diluted earnings (loss) per share                12,874,585         9,398,289        8,528,947
                                                                   ============       ===========      ===========

See accompanying notes to consolidated financial statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                       (In thousands, except share data)



                                                                                                                       Retained
                                                                                                         Additional    earnings
                                                                Preferred stock      Common stock         paid-in     (accumulated
                                                                ---------------    -------------------
                                                                Shares   Amount    Shares       Amount    capital      deficit)
                                                                ------   ------    ------       ------   ----------   ------------
Balance at June 28, 1997                                            --   $   --    6,778,509    $   68   $   27,837         (4,268)

   Exercise of stock options and warrants (note 7)                  --       --    1,827,954        18       16,080             --
   Tax benefit of stock options exercised (note 13)                 --       --           --        --          276             --
   Comprehensive income (loss):
     Cumulative translation adjustment                              --       --           --        --           --             --
     Net earnings                                                   --       --           --        --           --          4,021
                Total comprehensive income                          --       --           --        --           --             --
                                                                ------   ------   ----------    ------   ----------   ------------
Balance at June 27, 1998                                            --       --    8,606,463        86       44,193           (247)

   Common stock issued, net of issuance costs (note 7)              --       --    2,300,000        23       23,783             --
   Exercise of stock options (note 7)                               --       --      222,035         2          987             --
   Retirement of common stock (note 13)                             --       --      (21,940)       --         (195)            --
   Tax benefit of stock options exercised (note 13)                 --       --           --        --          443             --
   Stock issued in pooling of interest acquisition                  --       --      310,604         3          834           (626)
    (note 12)
   Comprehensive income (loss):
     Cumulative translation adjustment                              --       --           --        --           --             --
     Net loss                                                       --       --           --        --           --         (1,251)
                Total comprehensive loss                            --       --           --        --           --             --
                                                                ------   ------   ----------    ------   ----------   ------------
Balance at June 26, 1999                                            --       --   11,417,162       114       70,045         (2,124)

   Common stock issued, net of issuance costs (note 7)              --       --    2,500,000        25       73,182             --
   Exercise of stock options (note 7)                               --       --      480,564         5        3,132             --
   Tax benefit of stock options exercised (note 13)                 --       --           --        --        1,195             --
   Payments received for notes receivable for common                --       --           --        --           --             --
    stock
   Comprehensive income (loss):
     Cumulative translation adjustment                              --       --           --        --           --             --
     Net earnings                                                   --       --           --        --           --         14,026
                Total comprehensive income                          --       --           --        --           --             --
                                                                ------   ------   ----------    ------   ----------   ------------
Balance at July 1, 2000                                             --   $   --   14,397,726       144   $  147,554         11,902
                                                                ======   ======   ==========    ======   ==========   ============

                                                                             Notes
                                                             Accumulated   receivable
                                                                other      for common       Total
                                                            comprehensive    stock      stockholders'
                                                                loss        purchases      equity
                                                            -------------  -----------  ------------
Balance at June 28, 1997                                    $          --  $      (148)       23,489

   Exercise of stock options and warrants (note 7)                     --           --        16,098
   Tax benefit of stock options exercised (note 13)                    --           --           276
   Comprehensive income (loss):
     Cumulative translation adjustment                                (83)          --           (83)
     Net earnings                                                      --           --         4,021
                                                                                        ------------
                Total comprehensive income                             --           --         3,938
                                                            -------------  -----------  ------------
Balance at June 27, 1998                                              (83)        (148)       43,801

   Common stock issued, net of issuance costs (note 7]                 --           --        23,806
   Exercise of stock options (note 7)                                  --           --           989
   Retirement of common stock (note 13)                                --           --          (195)
   Tax benefit of stock options exercised (note 13)                    --           --           443
   Stock issued in pooling of interest acquisition                     --           --           211
    (note 12)
   Comprehensive income (loss):
     Cumulative translation adjustment                                (83)          --           (83)
     Net loss                                                          --           --        (1,251)
                                                                                        ------------
                Total comprehensive loss                               --           --        (1,334)
                                                            -------------  -----------  ------------
Balance at June 26, 1999                                             (166)        (148)       67,721

   Common stock issued, net of issuance costs (note 7]                 --           --        73,207
   Exercise of stock options (note 7)                                  --           --         3,137
   Tax benefit of stock options exercised (note 13)                    --           --         1,195
   Payments received for notes receivable
     for common stock                                                  --          148           148

   Comprehensive income (loss):
     Cumulative translation adjustment                               (291)          --          (291)
     Net earnings                                                      --           --        14,026
                                                                                        ------------
                Total comprehensive income                             --           --        13,735
                                                            -------------  -----------  ------------
Balance at July 1, 2000                                     $        (457) $        --       159,143
                                                            =============  ===========  ============

See accompanying notes to consolidated financial statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                                                        Years ended
                                                                     --------------------------------------------------
                                                                         July 1,          June 26,         June 27,
                                                                          2000              1999             1998
                                                                     ---------------   ---------------   --------------
Cash flows from operating activities:
  Net earnings (loss)                                                $        14,026            (1,251)           4,021
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
     Depreciation                                                              3,239             2,658            2,194
     Amortization                                                              1,112               623              548
     Acquisition-related expenses                                                 --                --              212
     Deferred income taxes                                                       309              (994)              37
     Loss (gain) on disposal of assets                                           241               832             (192)
     Changes in operating assets and liabilities:
       Trade receivables                                                     (14,870)           (4,328)              44
       Other receivables                                                         336              (806)              --
       Inventories                                                            (6,530)           11,636           (2,754)
       Prepaid expenses and other assets                                        (177)              237             (272)
       Notes receivable                                                          217               (23)             232
       Accounts payable                                                        1,306             1,948           (1,897)
       Accrued expenses                                                        4,266             1,570              410
       Accrued income taxes                                                    2,499             1,201              (77)
                                                                     ---------------   ---------------   --------------

           Net cash provided by operating activities                           5,974             3,303            2,506
                                                                     ---------------   ---------------   --------------

Cash flows from investing activities:
  Acquisitions of subsidiaries, less cash acquired                            (6,382)              (23)          (3,683)
  Advances to subsidiaries prior to acquisitions                                  --            (1,050)              --
  Net purchases of investments                                               (16,803)               --               --
  Proceeds from sales of investments                                              --                --            1,800
  Additions to property, plant and equipment                                 (21,172)           (1,839)          (2,999)
  Other assets and patent costs                                                 (825)               (4)             (25)
                                                                     ---------------   ---------------   --------------

           Net cash used for investing activities                            (45,182)           (2,916)          (4,907)
                                                                     ---------------   ---------------   --------------

Cash flows from financing activities:
  Net proceeds from notes payable                                              9,639                --               --
  Repayments of notes payable                                                     --              (686)          (9,173)
  Repayment of notes receivable for common stock
    purchases                                                                    148                --               --
  Net proceeds from issuance of common stock                                  76,344            24,469           16,098
                                                                     ---------------   ---------------   --------------

           Net cash provided by financing activities                          86,131            23,783            6,925
                                                                     ---------------   ---------------   --------------

                                       5                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                                                                       Years ended
                                                                    --------------------------------------------------
                                                                       July 1,           June 26,         June 27,
                                                                         2000              1999             1998
                                                                    ---------------   ---------------  ---------------

Effect of exchange rates on cash                                    $          (291)              (82)             (83)
                                                                    ---------------   ---------------  ---------------

Net increase in cash and cash equivalents                                    46,632            24,088            4,441

Cash and cash equivalents at beginning of year                               31,775             7,687            3,246
                                                                    ---------------   ---------------  ---------------

Cash and cash equivalents at end of year                            $        78,407            31,775            7,687
                                                                    ===============   ===============  ===============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                       $            --                32              249
                                                                    ===============   ===============  ===============

     Income taxes                                                   $         4,663               277            2,521
                                                                    ===============   ===============  ===============

Acquisitions:
  Assets acquired                                                   $         2,023             2,578            4,701
  Acquisition related expenses, net of tax benefit                               --                --              212
  Goodwill and other intangible assets                                        4,463               393            2,177
  Liabilities assumed                                                          (104)           (2,824)          (3,407)
                                                                    ---------------   ---------------  ---------------

                  Cash paid                                                   6,382               147            3,683

  Less cash acquired                                                             --              (124)              --
                                                                    ---------------   ---------------  ---------------

                  Net cash paid for acquisitions                    $         6,382                23            3,683
                                                                    ===============   ===============  ===============


See accompanying notes to consolidated financial statements.

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


(1)  Nature of Business and Summary of Significant Accounting Policies

     (a)  Nature of Business

          Applied Science and Technology, Inc. ("ASTeX" or the "Company") develops and manufactures modules and systems using reactive gas and power source technologies for semiconductor, medical and industrial production applications.

     (b)  Principles of Consolidation and Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Applied Science and Technology GmbH, ASTeX/Gerling Laboratories, Inc., ETO, Inc. ("ETO"), ASTeX CPI, Inc. ("CPI"), Newton Engineering Service, Inc. ("NES"), ASTeX GmbH, ASTeX Securities Corp., ASTeX Realty Corp., ASTeX PlasmaQuest, Inc. and Shamrock Technology Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

          The years ended July 1, 2000 and June 26, 1999 consist of fifty-three and fifty-two weeks, respectively.

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

     (e)  Investments

          Short-term and long-term investments consist of U.S. Treasury notes and government-backed debt at July 1, 2000 and June 26, 1999. The Company uses an investment firm to manage its investment portfolio.

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

                                       7                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


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

     (j)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                       8                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


     (k)  Research and Development Costs

          All research and development costs are expensed as incurred. Research and development expenses attributable to research contracts are included in costs of sales and revenue.

          The Company also receives funding for certain research and development costs which is used to offset its research and development expenses.

     (l)  Income Taxes

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

     (m)  Use of Estimates

          Management of the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (n)  Fair Value of Financial Instruments

          SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

          The carrying amounts of cash and cash equivalents, trade receivables, other receivables, prepaid expenses and other assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.

          The carrying amounts of notes receivable approximate fair value as the rates of interest on these instruments approximate current market rates of interest for similar instruments with comparable maturities.

          The carrying value of the Company's debt approximates its fair value because of the short maturities and/or interest rates which are comparable to those available to the Company on similar terms.

                                     9                               (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


     (o)  Accounting for Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which established a fair-value based method of accounting for stock-based compensation plans. As permitted by SFAS No. 123, the Company has elected to continue to account for employee stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, which requires the use of an intrinsic-value method of accounting for stock-based compensation. SFAS No. 123 allows the continued use of the intrinsic-value method of accounting prescribed by APB Opinion No. 25 as long as pro forma disclosures of net earnings and net earnings per share are presented, as if the fair-value method of accounting for stock-based compensation is applied.

     (p)  Foreign Currency Translation

          All assets and liabilities of the Company's foreign operations are translated into U.S. dollars using year-end exchange rates. All revenue and expense items are translated using weighted-average exchange rates for the year. Translation gains and losses are included in other comprehensive income in the consolidated statement of stockholders' equity.

     (q)  Comprehensive Income

          Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The accumulated total of other comprehensive income is shown as a separate component of stockholders' equity. Accumulated other comprehensive income consists solely of foreign currency translation gains and losses.


(2)  Trade and Notes Receivable

     Trade and notes receivable consist of the following:

                                                             July 1,               June 26,
                                                               2000                  1999
                                                           ------------           ------------
       Trade receivables                                   $     33,280                 18,466
       Notes receivable, current portion (see note 3)               440                    362
       Allowance for doubtful accounts                             (757)                  (735)
                                                           ------------           ------------

                                                           $     32,963                 18,093
                                                           ============           ============

                                   10                                (Continued)

    APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)

(3)  Notes Receivable

     Notes receivable consist of the following:

                                                                                       July 1,              June 26,
                                                                                        2000                  1999
                                                                                    -------------        --------------
Note receivable from stockholder with interest at 8%
 per annum, payable in principal installments through
 June 1999, with the remaining balance due in August
 1999.  The note is secured by certificates of deposit.                             $          --                   224

Note receivable with interest at 8% per annum, payable in
 monthly installments of $2, including interest, with
 any remaining balance due on December 2, 2002.  The
 note is secured by real estate.                                                               --                   190

Note receivable with interest at 8.5% per annum, payable
 in quarterly principal installments of $10, plus
 accrued interest, with final principal payment of
 $100 on June 30, 2003.  This note is secured by
 equipment.                                                                                   217                   250

Unsecured note receivable with interest at 10% per annum, due
 on or after July 8, 2000.                                                                    400                    --

Unsecured note receivable due on October 1, 1999.                                              --                    90

Unsecured note receivable with interest at 10.5% per
 annum, payable in monthly installments of $44,
 including interest, with any remaining balance due on
 August 2003.                                                                                  --                     2
                                                                                    -------------        --------------
                                                                                              617                   756
Less current maturities                                                                       440                   362
                                                                                    -------------        --------------

          Notes receivable, less current maturities                                 $         177                   394
                                                                                    =============        ==============

   Current maturities of notes receivable have been included in trade receivables.

                                      11                             (Continued)

    APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)

(4)  Inventories

                                                  July 1,       June 26,
                                                    2000          1999
                                                 ---------      --------
     Inventories consist of the following:          11,705         7,906
            Work in process                          2,089         1,055
            Finished goods                       ---------      --------

                                                 $  19,947        12,419
                                                 =========      ========

(5)  Mortgage Note Payable

     On March 6, 2000, the Company entered into a mortgage note payable with a bank to borrow $10,000 to finance the purchase of land and a building. Principal and interest is being paid in monthly installments of $119, with the final payments due in March 2007. The interest rate is determined by the bank's base rate plus 1.375% (9.5% at July 1, 2000).

     Aggregate annual principal payments on all long-term debt for the next five fiscal years and thereafter at July 1, 2000 are as follows:

                           2001                    $   1,429
                           2002                        1,429
                           2003                        1,429
                           2004                        1,429
                           2005                        1,429
                           Thereafter                  2,494
                                                   ---------

                                                   $   9,639
                                                   =========

                                      12                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)

(6)  Leases

     The Company leases equipment and office, research and manufacturing facilities under operating leases which expire through January 2009. Future minimum lease payments under operating leases are as follows:

              Fiscal year ending June
              -----------------------

                    2001                     $      869
                    2002                            535
                    2003                            101
                    2004                             76
                    2005                             76
                    Thereafter                      274
                                             ----------

                                             $    1,931
                                             ==========

     Rent expense totaled $1,586, $1,339 and $916 for the years ended July 1, 2000, June 26, 1999 and June 27, 1998, respectively.


(7)  Stockholders' Equity

     Capital stock consists of the following at July 1, 2000 and June 26, 1999:

                                                                Number of shares
                                                             issued and outstanding
                                                           ---------------------------
                                                              July 1,        June 26,
                                             Authorized        2000           1999
                                           -------------   ------------    -----------
       Preferred stock, $.01 par value         1,000,000             --             --
                                           -------------   ------------    -----------
               Total preferred stock           1,000,000             --             --
                                           -------------   ------------    -----------

       Common stock, $.01 par value           30,000,000     14,397,726     11,417,162
                                           -------------   ------------    -----------
               Total common stock             30,000,000     14,397,726     11,417,162
                                           -------------   ------------    -----------

               Total capital stock            31,000,000     14,397,726     11,417,162
                                           =============   ============    ===========

                                      13                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)

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

   On March 30, 2000, the Company completed the registration and sale of 2,500,000 shares of common stock at $31 per share. The net proceeds from the offering were approximately $73.2 million. On March 5, 1999, the Company completed the registration and sale of 2,000,000 shares of common stock at $11 per share. On April 6, 1999, the underwriters exercised their over-allotment option to purchase an additional 300,000 shares of common stock, bringing total shares issued in this offering to 2.3 million. The net proceeds from the offering were approximately $23.8 million.

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

   Until the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired a beneficial ownership of 15% or more of the outstanding common shares or (ii) 10 business days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding common shares (the earlier of such dates being the "distribution date"), the rights will be evidenced, with respect to any of the common share certificates outstanding as of the record date.

   Until the distribution date, the rights will be transferred with and only with the common shares. Until the distribution date (or earlier redemption or expiration of the rights), new common share certificates issued after the record date will contain a notation incorporating the rights agreement by reference.

   Preferred shares purchased upon exercise of the rights are not redeemable and are entitled to quarterly dividend payments of 1,000 times dividends declared on common shares, 1,000 votes, voting together with common shares, and 1,000 times the aggregate payment made to common shareholders in the event of liquidation.

                                      14                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)

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

   The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, no compensation cost has been recognized in connection with these plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per share would have been reduced to the following pro forma amounts.

                                                            July 1,             June 26,            June 27,
                                                             2000                 1999                1998
                                                       -----------------   -----------------    -----------------
     Net earnings (loss) as reported                     $   14,026              (1,251)              4,021
                                                       =================   =================    =================

     Pro forma net earnings (loss)                       $   10,374              (3,178)              2,118
                                                       =================   =================    =================

     Basic earning (loss) per share as reported          $     1.14               (0.13)               0.50
                                                       =================   =================    =================

     Pro forma basic earnings (loss) per share           $     0.84               (0.34)               0.26
                                                       =================   =================    =================

     Diluted earnings (loss) per share as
       reported                                          $     1.09               (0.13)               0.47
                                                       =================   =================    =================

     Pro forma diluted earnings (loss) per share         $     0.81               (0.34)               0.25
                                                       =================   =================    =================

                                      15                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)

   The effect of applying SFAS No. 123 as shown in the above pro forma disclosures is not representative of the pro forma effect on net earnings in future years because it does not take into consideration stock options granted prior to fiscal 1996.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in fiscal 2000, 1999 and 1998: no dividend yield for all years; expected volatility of 71.5%, 82% and 76% for 2000, 1999 and 1998, respectively; risk-free interest rates of 5.92% for 2000 grants, 4.72% for 1999 grants and 5.8% for 1998 grants; and expected lives of four years for 2000, 1999 and 1998 grants.

   The following is a summary of stock option activity.

                                                           Employee stock options
                                       -------------------------------------------------------------
                                                                                        Weighted
                                              Option                                     average
                                              shares              Options               exercise
                                            available           outstanding               price
                                       -----------------    -----------------      -----------------

     Balance at June 28, 1997               387,904              963,425               $   7.17

       Options added                      1,132,500                   --                     --
       Options granted                     (465,579)             465,579                  11.61
       Options exercised                         --             (136,538)                  6.08
       Options expired                      101,800             (101,800)                  9.61
                                       -----------------    -----------------

     Balance at June 27, 1998             1,156,625            1,190,666                   8.84

       Options granted                     (886,695)             886,695                   6.59
       Options exercised                         --             (222,035)                  6.76
       Options expired                      460,993             (484,993)                 10.20
                                       -----------------    -----------------

     Balance at June 26, 1999               730,923            1,370,333                   7.30

       Options added                      1,500,000                   --                     --
       Options granted                     (648,445)             648,445                  24.46
       Options exercised                         --             (480,564)                  7.77
       Options expired                      141,398             (141,398)                 11.18
                                       -----------------    -----------------      -----------------

      Balance at July 1, 2000             1,723,876            1,396,816              $   14.68
                                       =================    =================      =================

   The weighted-average fair value of options granted during fiscal 2000, 1999 and 1998 was $14.21, $3.13 and $6.98, respectively.

                                      16                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)

   Effective August 26, 1998, the Company repriced all of its stock options which had been granted since June 29, 1997 to the closing market price as of that date, which was $6.00 per share. Options which had been granted to directors of the Company during the same period were not repriced.

   The following is a summary of information relating to stock options outstanding at July 1, 2000:

                                           Options outstanding                               Options exercisable
                        --------------------------------------------------------   -------------------------------------
                                                Weighted
                              Number            average              Weighted            Number              Weighted
         Range of          outstanding         remaining             average          exercisable            average
         exercise           at July 1,        contractual            exercise          at July 1,            exercise
          prices               2000              life                 price               2000                price
    -----------------   ----------------   ----------------     ----------------   ----------------     ----------------
 $      3.83 - 5.08          197,464          3.4 years         $     3.98               65,853          $      4.12
        6.00 - 9.00          397,879          2.5 years               6.58              209,704                 6.50
        9.75 - 14.44         187,115          5.5 years              11.02              158,405                10.69
       15.00 - 22.50         387,178          4.7 years              21.35               70,723                21.19
       23.19 - 34.63         225,680          5.8 years              29.52               53,671                29.13
       37.06                   1,500          4.7 years              37.06                  300                37.06
                        ----------------                        ----------------   ----------------     ----------------

                           1,396,816          4.2 years         $    14.68              558,656          $     11.46
                        ================                        ================   ================     ================

(8)  Income Taxes

     Income tax expense (benefit) consists of the following:

                                                                  Years ended
                                         -----------------------------------------------------------
                                               July 1,              June 26,             June 27,
                                                2000                  1999                 1998
                                        -----------------    -----------------    ------------------
Current:
 Federal                              $              6,548                  245                2,141
 State                                               1,278                   99                  288
                                         -----------------    -----------------    -----------------

      Total current                                  7,826                  344                2,429
                                         -----------------    -----------------    -----------------

Deferred:
 Federal                                               337                 (779)                (267)
 State                                                 (28)                (215)                 304
                                         -----------------    -----------------    -----------------

      Total deferred                                   309                 (994)                  37
                                         -----------------    -----------------    -----------------

                                      $              8,135                 (650)               2,466
                                         =================    =================    =================

                                      17                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


     The actual tax expense differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:


                                                                         Years ended
                                                         ------------------------------------------
                                                            July 1,         June 26,       June 27,
                                                             2000            1999           1998
                                                         ------------    -----------    -----------
Computed "expected" tax expense (benefit)               $      7,535           (646)          2,205
Increase (reduction) in income taxes resulting
 from:
  State taxes, net of federal expense (benefit)                  825            (76)            391
  Research and experimentation tax credit                       (328)            90             (87)
  Valuation allowance movement                                    --            (99)           (171)
  Other                                                          103             81             128
                                                         -----------     ----------      ----------

                                                        $      8,135           (650)          2,466
                                                         ===========     ==========      ==========

Total income tax expense (benefit) was recorded as follows:

                                                                         Years ended
                                                         ------------------------------------------
                                                            July 1,         June 26,       June 27,
                                                             2000            1999           1998
                                                         ------------    -----------    -----------
Income (loss) from operations                            $     8,135           (650)          2,466

Stockholders' equity, for compensation
 expense for tax purposes in excess of
 amounts recognized for financial
 statement purposes                                           (1,195)          (443)           (276)
                                                         -----------     ----------      ----------

                                                         $     6,940         (1,093)          2,190
                                                         ===========     ==========      ==========

                                      18                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                               July 1,              June 26,
                                                                                2000                 1999
                                                                         -----------------     -----------------
Deferred tax assets:
 Net operating loss carryforwards                                        $              45                 1,415
 Accrued liabilities                                                                   315                   939
 Inventory                                                                           1,900                 1,165
 Accounts receivable, principally due to allowance for
  doubtful accounts                                                                    335                   251
 Property and equipment, principally due to difference in
  depreciation methods                                                                 546                    --
                                                                         -----------------     -----------------
        Total deferred tax assets                                                    3,141                 3,770

Deferred tax liabilities:
 Property and equipment, principally due to differences in
  depreciation methods                                                                  --                   320
                                                                         -----------------     -----------------

        Net deferred tax assets                                          $           3,141                 3,450
                                                                         =================     =================

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


                                      19                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


(9)  Earnings (Loss) Per Share

     Basic earnings (loss) per share is based upon the weighted average common shares outstanding during each year. Diluted earnings (loss) per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute diluted earnings (loss) per share consisted of the following:

                                                                 Years ended
                                               ------------------------------------------------
                                                   July 1,         June 26,         June 27,
                                                    2000             1999             1998
                                               --------------   --------------   --------------
     Weighted average common shares outstanding
     during the year                               12,284,244        9,398,289        8,052,926

     Weighted average common equivalent shares
     due to stock options and warrants                590,341               --          476,021
                                               --------------   --------------   --------------

                                                   12,874,585        9,398,289        8,528,947
                                               ==============   ==============   ==============

     For the year ended June 26, 1999, common equivalent shares of 435,345 resulting from stock options and warrants were not included in the computation of diluted earnings per share because to do so would have been antidilutive.


(10) Sales and Revenue

     Total revenue consists of product sales, research contract revenue and other revenue. Other revenue includes revenues from service and repair activities and consulting.

     One commercial customer accounted for 50%, 45% and 40% of total revenue for the years ended July 1, 2000, June 26, 1999 and June 27, 1998, respectively. At July 1, 2000 and June 26, 1999, accounts receivable from this customer totaled $14.6 and $7.7 million, respectively. In 2000, 1999 and 1998, a second customer accounted for approximately 4%, 8% and 6% of total revenue, respectively.

     At July 1, 2000 and June 26, 1999, accounts receivable from foreign customers totaled $9.2 million and $3.4 million, respectively.

                                      20                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


(11) Commitments

     The Company may borrow up to $8 million from a bank under an unsecured demand line of credit with interest at the bank's prime rate (9.5% at July 1, 2000). Borrowings under the line are limited to 100% of the Company's cash balance plus 80% of domestic accounts receivable outstanding that are less than 90 days old. The Company may fix a portion or all of the outstanding balances under the line for periods up to the remaining term of the line. The line may be used for standby letters of credit.

     There are fees of 1.5% for any standby letters of credit and 0.25% on the unused portion of the line. There were no outstanding borrowings at July 1, 2000 and June 26, 1999. The line of credit expires in April 2003. No security pledges of assets can be granted nor dividends paid without the approval of the bank that issued the unsecured line of credit.

(12) Acquisitions

     On August 4, 1999, the Company acquired substantially all of the assets of the Shamrock product line from Sputtered Films, Inc., a designer, manufacturer and seller of high performance sputtering equipment for the semiconductor and magnetic storage industries. Cash consideration of approximately $6,382 was paid for the assets. The costs of the acquisition were allocated on the basis of the estimated fair market value of the assets acquired and resulted in an allocation of $4,463 to goodwill.

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

     On November 4, 1998, the Company completed the acquisition of PlasmaQuest, Inc., a manufacturer of systems for research and development, magnetic disk head processing, and electronic packaging applications. The acquired company was renamed ASTeX PlasmaQuest, Inc. ("PlasmaQuest"). The Company acquired all of the stock of PlasmaQuest for a preliminary purchase price of $23 net of cash acquired of $124. The costs of the acquisition were allocated on the basis of the estimated fair market value of the assets acquired. The terms of the related acquisition agreement provided for amounts advanced to PlasmaQuest prior to the acquisition be repaid. During fiscal year 2000, the amounts were not repaid in full and the purchase price was adjusted, resulting in an additional allocation of $330 to goodwill.

                                      21                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


 On October 1, 1997, the Company completed the acquisition of Sorbios GmbH, renamed ASTeX GmbH, a manufacturer of ozone generators and air ionizers for semiconductor production. The Company acquired all of the stock of Sorbios GmbH for a total purchase price of $3.7 million. The purchase price was paid in cash, from the Company's cash balances. Costs associated with the acquired in-process research and development expenses were charged to expense.

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

                                                                      Years ended
                                                      ------------------------------------------
                                                         July 1,        June 26,      June 27,
                                                          2000           1999          1998
                                                      -----------      ----------    ----------
 Consideration paid:
  Cash                                                $     6,382             147         3,683
                                                      -----------      ----------    ----------

      Total consideration paid                        $     6,382             147         3,683
                                                      ===========      ==========    ==========

 Allocation of purchase price:
  Cash                                                $        --             124            --
  Accounts receivable                                          --           1,016         1,180
  Inventories                                                 646             298           970
  Property and equipment and other assets                   1,377           1,141         2,551
  Liabilities assumed                                        (104)         (2,825)       (3,407)
  Acquisition related expenses, net of tax
    benefits where applicable                                  --              --           212
  Goodwill and other intangible assets                      4,463             393         2,177
                                                      -----------      ----------    ----------
          Total purchase price                        $     6,382             147         3,683
                                                      ===========      ==========    ==========

 The following unaudited pro forma results of operations give effect to the acquisitions as if the ASTeX GmbH had occurred at the beginning of fiscal 1998, (the effect of the PlasmaQuest and Shamrock acquisitions are considered insignificant). Such pro forma information reflects certain adjustments including amortization of goodwill, interest expense, interest income, income tax effect and an increase in the number of weighted average shares outstanding.

                                      22                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


     This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place as described and is not necessarily indicative of results that may be obtained in the future.

                                                                           June 27,
                                                                             1998
                                                                        --------------

                                                                          (Unaudited)
      Pro forma total revenue                                           $        84,414
                                                                        ===============

      Pro forma net earnings                                            $         4,877
                                                                        ===============

      Pro forma basic earnings per share                                $          0.61
                                                                        ===============

      Pro forma diluted earnings per share                              $          0.57
                                                                        ===============

      Pro forma weighted average common shares outstanding
       used to calculate pro forma basic earnings per share                   8,052,926
                                                                        ===============

      Pro forma weighted average common shares outstanding
       used to calculate pro forma diluted earnings per share                 8,528,947
                                                                        ===============


(13) Noncash Financing and Investing Activities

     During the year ended June 26, 1999, 21,940 shares of common stock were returned to the Company in lieu of a cash reimbursement for warranty costs incurred related to products shipped by CPI prior to their acquisition by the Company.

     In connection with the exercise of stock options, tax benefits of $1,195, $443 and $276 were recorded as additional paid-in capital for the years ended July 1, 2000, June 26, 1999 and June 27, 1998, respectively.

                                      23                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


(14) Retirement Plans

     The Company sponsors a defined contribution 401(k) retirement plan covering substantially all domestic employees of the Company. The Company contributes 50% of employee voluntary contributions up to 6% of eligible wages on a discretionary basis. Total expense under the plans amounted to $392, $86 and $324 for the years ended July 1, 2000, June 26, 1999 and June 27, 1998, respectively.

(15) New Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was deferred through the issuance of SFAS No. 137 and subsequently amended by SFAS No. 138 will become effective during fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

     Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. These methods must be consistent with the entity's approach to managing risk. The impact of SFAS No. 133 will be insignificant.

     In December 1999, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101, which provides guidance on the ability to recognize revenue when it is realized or realizable and earned. Subsequently, the Staff issued SAB 101B, which delayed the required implementation until the fourth fiscal quarter for years beginning after December 15, 1999. SAB 101 requires companies currently not in compliance to retroactively apply the SAB to all periods presented. The Company is evaluating the impact of the adoption of SAB 101 and does not anticipate that it will have a material impact on the Company's financial condition or results of operations.

                                      24                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


(16) Restructuring Charges and Other Related Expenses

     During 1999, the Company consolidated its Modesto, California, operations into its Woburn, Massachusetts, and Colorado Springs, Colorado, sites. The Company also consolidated its Beverly, Massachusetts, operation into Woburn. These consolidations resulted in a restructuring charge of $1,497. The restructuring charge consisted of severance relating to the termination of 70 employees, abandonment of leasehold improvements and fixed assets, and facility costs (primarily future lease payments relating to abandoned facilities).

     In connection with the aforementioned consolidations, the Company wrote down inventory by $1,090 during 1999. The write-down was due to excess inventory resulting from the unexpected severity of the downturn in the semiconductor equipment industry, excess and obsolete customer-specific inventory, and the abandonment of certain marginal product lines. The Company also incurred $393 of other transition costs related to the consolidations for moving assets and training personnel. The write-down of inventory and other transition costs are reflected in the consolidated statement of operations as cost of sales and revenues, and general and administrative expenses, respectively.

     Also during 1999, the Company announced the consolidation of its recently acquired PlasmaQuest operations based in Dallas, Texas, into its newly renovated facility in Wilmington, Massachusetts. This consolidation resulted in a restructuring charge of approximately $763, primarily consisting of severance relating to the termination of 16 employees, abandonment of leasehold improvements and fixed assets, and facility costs (primarily future lease payments relating to the abandoned facility).

     Total 1999 costs related to restructurings, inventory writedowns and transition costs were $3,743.

                                      25                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


   The following table summarizes the recorded accruals and uses of the above restructuring and impairment actions:

                                                 Asset          Severance           Exit
                                              impairments        benefits          costs            Total
                                             -------------    -------------    -------------    -------------
    1999 First Quarter Restructuring
      Total charge                           $         606    $         579    $         312    $       1,497
      Cash payments                                     (8)            (546)            (140)            (694)
      Non-cash items                                  (598)              --               --             (598)
      Adjustments of accrual                            --              (33)               2              (31)
                                             -------------    -------------    -------------    -------------
        Accrual balance as of
          June 26, 1999                                 --               --              174              174

      Cash payments                                     --               --             (172)            (172)
      Adjustment of accrual                             --               --               (2)              (2)
                                             -------------    -------------    -------------    -------------
        Accrual balance as of
          July 1, 2000                       $          --               --               --               --
                                             =============    =============    =============    =============

    1999 Fourth Quarter Restructuring
      Total charges                                    183              196              384              763
      Non-cash items                                  (183)              --               --             (183)
                                             -------------    -------------    -------------    -------------
        Accrual balance as of
          June 26, 1999                                 --              196              384              580
                                             -------------    -------------    -------------    -------------

      Cash payments                                     --             (196)            (340)            (536)
      Adjustment of accrual                             --               --              (44)             (44)
                                             -------------    -------------    -------------    -------------
        Accrual balance as of
          July 1, 2000                       $          --               --               --               --
                                             =============    =============    =============    =============

                                      26                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


(17) Segment and Related Information

     The Company has four reportable segments, Semiconductor, Medical and Industrial, Systems, and Corporate, that have separate financial results that are reviewed by the Company's chief operating decision maker. Corporate is a non-revenue producing cost center Identifiable assets and capital expenditures data are presented geographically as they are managed on that basis.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                            Medical
                                             Semi-            and
                                           conductor       Industrial       Systems         Corporate          Total
                                          -----------     ------------    -----------      -----------      -----------
     Year ended July 1, 2000:
       Total revenue                      $   108,495           19,186         12,216               --          139,897
       Inter-segment net sales                  3,052              101              3               --            3,156
       Profit (loss) from operations           30,836              855         (3,098)          (9,237)          19,356
       Depreciation                             1,580              322            737              600            3,239

     Year ended June 26, 1999:
       Total revenue                           51,341           22,611          4,257               --           78,209
       Inter-segment net sales                  3,225                8             --               --            3,233
       Profit (loss) from operations            3,736              332         (1,306)          (5,336)          (2,574)
       Depreciation                             1,195              304            336              823            2,658

     Year ended June 27, 1998:
       Total revenue                           52,804           27,715          2,917               --           83,436
       Inter-segment net sales                  3,749               --             --               --            3,749
       Profit (loss) from operations            5,634            3,508            128           (3,361)           5,909
       Depreciation                             1,374              478            175              167            2,194

                                      27                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


Financial information relating to the Company's geographic area was as follows:

                                              Total revenue
                             ------------------------------------------------
                               July 1,          June 26,           June 27,
                                2000              1999               1998
                             ----------       ------------       ------------
   United States             $  112,424             62,244             64,513
   Europe                         9,581             11,175             12,291
   Asia                          14,453              4,110              5,403
   Other                          3,439                680              1,229
                             ----------       ------------       ------------

                             $  139,897             78,209             83,436
                             ==========       ============       ============

                                               Long-lived assets
                             ------------------------------------------------
                               July 1,          June 26,            June 27,
                                2000              1999                1998
                             ----------       ------------       ------------

   United States             $   26,324              7,849              8,245
   Europe                           497                299                279
   Other                             22                 --                 --
                             ----------       ------------       ------------

                             $   26,843              8,148              8,524
                             ==========       ============       ============

                                           Identifiable assets
                             ------------------------------------------------
                               July 1,          June 26,           June 27,
                                2000              1999               1998
                             ----------       ------------       ------------

   United States             $  180,800             76,534             48,533
   Europe                         7,486              4,001              2,760
   Other                            290                 --                 --
                             ----------       ------------       ------------

                             $  188,576             80,535             51,293
                             ==========       ============       ============

                                            Capital expenditures
                             ------------------------------------------------
                               July 1,          June 26,           June 27,
                                2000              1999               1998
                             ----------       ------------       ------------

   United States             $   20,779              1,733              2,878
   Europe                           370                106                121
   Other                             23                 --                 --
                             ----------       ------------       ------------

                             $   21,172              1,839              2,999
                             ==========       ============       ============

                                      28                             (Continued)

             APPLIED SCIENCE AND TECHNOLOGY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                (In thousands except share and per share data)


(18)  Subsequent Event

      On July 26, 2000, the Company invested $1.5 million in Opnetics Corporation, for a 12.6% investment in the common stock of that company. The chief executive officer of ASTeX is also an investor with a 1.68% holding of the outstanding common stock.