Form 10-K/A
period 2000-07-01
APPLIED SCIENCE & TECHNOLOGY INC
filed 2000-10-27
CIK 912842

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED JULY 1, 2000

      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-22646

                      APPLIED SCIENCE AND TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          04-2962110
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

90 INDUSTRIAL WAY, WILMINGTON, MASSACHUSETTS                01887-4610
 (Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 284-4000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

                         PREFERRED SHARE PURCHASE RIGHTS

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X    No
        ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock, held by nonaffiliates, based upon the average of the closing bid and asked prices for such stock on September 19, 2000 was approximately $229,628,538. As of September 19, 2000, 13,335,765 shares of Common Stock, $.01 par value per share, were issued and outstanding.

================================================================================

     Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 2000 are hereby amended and restated in their entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The following table sets forth the year each director was elected a director and the age, positions and offices presently held by each director with
ASTeX:

                                              CLASS TO
                                               WHICH      YEAR FIRST
                                              DIRECTOR     BECAME A
NAME                                   AGE    BELONGS      DIRECTOR                  POSITION
----                                   ---    --------    ----------                 --------
Richard S. Post, Ph.D................  57        I           1987       Chief Executive Officer and
                                                                        Chairman of the Board of Directors
John M. Tarrh........................  53        II          1987       Vice President, Treasurer,
                                                                        Secretary and Director
Robert R. Anderson...................  62        I           1995       Director
Michel de Beaumont...................  58       III          1993       Director
John R. Bertucci.....................  59       III          1994       Director
Hans-Jochen Kahl.....................  61        II          1995       Director


     Mr. Jordan L. Golding has served as an advisor to the board of directors since 1989.

     The following is a brief summary of the background of each director of ASTeX, as well as Mr. Golding, an advisor to the board of directors:

     RICHARD S. POST, PH.D. has served as ASTeX's chief executive officer and chairman of the board since its inception in 1987, and as president from ASTeX's inception until August 2000. Prior to founding ASTeX, Dr. Post served at the Massachusetts Institute of Technology from 1981 to 1987. At MIT, Dr. Post served as a senior research scientist, in the position of head of the Mirror Confinement Division of the Plasma Fusion Center. Dr. Post earned his Ph.D. in plasma physics from Columbia University and his BS from the University of California at Berkeley. He has also completed the owner/president management program at Harvard Business School.

     MR. JOHN M. TARRH served as ASTeX's vice president, treasurer and secretary, and as a director since its inception in 1987. Mr. Tarrh served as ASTeX's chief financial officer from January 1987 through November 1999. Mr. Tarrh became the manager of the Mirror Confinement Division of MIT's Plasma Fusion Center in 1986 where he was responsible for financial management, project management and administration. Prior to joining the research staff of MIT in 1978, he was the executive vice president -- operations of Magnetic Engineering Associates, a privately held, high technology company in Cambridge, Massachusetts which was owned by Sala Magnetics. Mr. Tarrh presently serves as a director of QC Optics, Inc., a publicly held designer of laser-based defect detection systems. Mr. Tarrh received his MS in electrical engineering from MIT, and he earned his BS in electrical engineering from Virginia Polytechnic Institute and State University.

     MR. ROBERT R. ANDERSON has served as a director of ASTeX since October 1995. Since October 1998, Mr. Anderson has served as the chief executive officer and chairman of the board of directors of Yield Dynamics, Inc. (formerly Integral Domain Technologies, Inc.), a manufacturer of yield management software. From 1996 to 1998, Mr. Anderson served as the chief executive officer of Silicon Valley Research, Inc., a manufacturer of EDA software for integrated circuit design and manufacture. Mr. Anderson currently serves as chairman of Silicon Valley. Previously, Mr. Anderson co-founded in 1975 and served as chairman of the board of directors, chief financial officer and chief operating officer of KLA Instruments Corporation (now KLA-Tencor), the leading manufacturer of yield monitoring and process control systems for the semiconduc-tor manufacturing industry, from which he retired in 1994. From 1970 to 1975, Mr. Anderson was chief financial officer of Computervision Corporation, which developed and marketed software for design automation and product data management. Mr. Anderson graduated from Bentley College in 1959.

     MR. MICHEL DE BEAUMONT has served as a director of ASTeX since January 1993. Since 1981, Mr. de Beaumont has served as a co-founder and director of American Equities Overseas (U.K.) Ltd. of London, England, a wholly owned subsidiary of American Equities Overseas Inc. (American Equities), a private securities brokerage and corporate finance firm. From 1978 to 1981, Mr. de Beaumont served as a vice president in the London, England Office of American Securities Corp., which subsequently was the clearing house for American Equities until 1993. Mr. de Beaumont has also previously served as a vice president at Smith Barney Harris Upham and Oppenheimer & Co. Mr. de Beaumont holds degrees in advanced mathematics, physics and chemistry from the Universities of Poitiers and Paris, and a degree in business administration from the University of Paris.

     MR. JOHN R. BERTUCCI has served as a director of ASTeX since September 1994. From 1974 to 1995, Mr. Bertucci was president, chief executive officer and a director of MKS Instruments, Inc. From 1995 to 1999, Mr. Bertucci was chairman, president, chief executive officer and a director of MKS and, since May 1999, Mr. Bertucci has been chairman, chief executive officer and a director of MKS. From October 1998, until its acquisition by Corning on June 12, 2000, Mr. Bertucci served as a director of IntelliSense Corporation, a privately-owned designer and manufacturer of micro-electronic machined structures. Mr. Bertucci received a MS in industrial administration and a BS in metallurgical engineering from Carnegie-Mellon University.

     MR. HANS-JOCHEN KAHL has served as a director of ASTeX since October 1995. From June 1994 through September 1996, Mr. Kahl served as a consultant to Ebara, a Japanese manufacturer of industrial water pumps and vacuum process equipment for the semiconductor industry. Mr. Kahl was employed by Leybold AG, formerly Leybold-Heraeus GmbH, a leading international manufacturer of vacuum pumps and other vacuum process equipment for the semiconductor industry, from July 1983 to March 1992, where he served as a managing director and was primarily responsible for sales, marketing and strategic planning. Mr. Kahl was appointed to the board of directors of Leybold in 1987, and since November 1996, he has served as a director of Solid State Measurement, a privately held manufacturer of high precision measurement tools. Mr. Kahl served as a member of the board of directors of Compact Instrument Technology, LLC, of Woburn, Massachusetts from May 1999 until March 2000, when Compact was acquired by MKS.

     MR. JORDAN L. GOLDING, a certified public accountant, has served as an advisor to ASTeX's board of directors since 1989. Mr. Golding served as a partner in KPMG LLP until his retirement in 1988, where his client responsibilities included high technology, merchandising, banking and emerging companies. After service in the U.S. Navy, he became a partner in Golding, Golding & Company, which in 1967 merged with KPMG LLP. He has served as president of the Massachusetts Society of Certified Public Accountants and was chairman of the management advisory services committee of the American Institute of Certified Public Accountants. Mr. Golding presently serves as a director of Canadian Western Bank, a publicly held commercial bank. Mr. Golding serves on the advisory board of New Balance, Inc., the privately held parent company of New Balance Athletic Shoe, Inc., and of Grand Circle Corporation, the parent company of Grand Circle Travel, Inc. and Overseas Adventure Travel, Inc., and as a consultant to other corporations. Mr. Golding earned a MBA from Harvard Business School and graduated from Harvard College.

EXECUTIVE OFFICERS

     The executive officers of ASTeX as of October 1, 2000, and their ages and positions held in ASTeX are as follows:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Richard S. Post, Ph.D................  57     Chief Executive Officer and Chairman of the Board of
                                                Directors
John Edward Ross.....................  56     President and Chief Operating Officer
William S. Hurley....................  56     Senior Vice President and Chief Financial Officer
John M. Tarrh........................  53     Vice President, Treasurer and Secretary
Stanley M. Burg......................  60     Senior Vice President, Systems Group
Jill E. Maunder......................  44     Vice President, Human Resources
Richard P. English, Ph.D.............  56     Vice President, Massachusetts Manufacturing
Jack J. Schuss, Ph.D.................  48     Vice President, Engineering

     The following is a brief summary of the background of each executive officer or key employee of ASTeX, other than Dr. Post and Mr. Tarrh, whose backgrounds are described above:

     MR. JOHN EDWARD ROSS has been ASTeX's president and chief operating officer since August 2000, its senior vice president since February 2000, its vice president, business development since January 2000 and served as a consultant to ASTeX since September 1999. From June 1998 to May 1999, Mr. Ross was the senior vice president of operations at Topaz Technologies, a company which designs and manufactures professional, wide format ink jet printing systems. From June 1993 to June 1998, Mr. Ross was the general manager and vice president of operations at Applied Magnetics Corporation, a manufacturer of read/write recording heads for computer disk drives. Mr. Ross is also a director of Life Quality Products, Inc., a privately-held company. Mr. Ross holds a B.S. in Chemistry from Hull University in Hull, England.

     WILLIAM S. HURLEY has been ASTeX's senior vice president and chief financial officer since November 1999. From August 1996 to October 1999, Mr. Hurley served as vice president and chief financial officer at Cybex International, Inc., a publicly-held manufacturer of fitness equipment. From March 1992 to September 1995, Mr. Hurley was vice president-controller and chief accounting officer at Bolt, Beranek & Newman, Inc. (the former BBN Corporation). Since June 1993, Mr. Hurley has been a director of L.S. Starrett Co., a publicly-held company which produces precision measurement equipment. Mr. Hurley holds an M.B.A. in Finance from Columbia University and a B.S. in Accounting from Boston College.

     MR. STANLEY M. BURG has been ASTeX's senior vice president, systems group since December 1998. From July 1995 to November 1998, he was chief executive officer of Sputtered Films, Inc., a privately-owned company involved in the design and manufacture of high performance sputtering equipment for the semiconductor and magnetic storage industries. From 1991 to 1995, Mr. Burg was group vice president of Implex PLC, a U.K. holding company comprised of wholly-owned subsidiaries in the semiconductor and memory products business.

     MS. JILL E. MAUNDER has been ASTeX's vice president of human resources since February 1998. From February 1996 to February 1998, Ms. Maunder was the president of Outsourcing Solutions, Inc., a human resources consulting firm. From September 1993 to January 1996, Ms. Maunder was vice president, human resources consulting for Strategic Outsourcing, Inc., a human resources outsourcing practice. Prior to that Ms. Maunder was director, human resources for Bull HN Worldwide Information Services. Ms. Maunder holds a bachelor of arts degree in social service from the University of New Hampshire.

     RICHARD P. ENGLISH, PH.D. has been ASTeX's vice president of Massachusetts manufacturing since September 1999. During 1998, Dr. English served as a manufacturing process consultant to Quantum Vision, Inc. of Mountain View, California. From October 1998 to September 1999, Dr. English served as a consultant to Equilasers, Inc., a private medical and industrial laser manufacturing firm, where he identified and led efforts to create process infrastructure. From November 1998 to April 1999, Dr. English also served as a vice president of manufacturing operations for Gregory Associates, Inc., a systems-level contract manufacturing firm, where he was responsible for all operations-related activities. From 1993 to 1998, Dr. English was vice president, operations, for Alcaltel Comptech, Inc. of Freemont, California. Dr. English received a Ph.D. in physical chemistry from the Massachusetts Institute of Technology and a BS in chemistry from the University of Rochester.

     JACK J. SCHUSS, PH.D. has been ASTeX's vice president, engineering since February 2000. From 1997 to 2000, Dr. Schuss was the director of engineering at Raytheon RF Components, a designer and manufacturer of monolithic microwave integrated circuit components and modules for the wireless industry and in support of Raytheon Company's other businesses. From 1992 to 1997, Dr. Schuss was the engineering manager at Iridium MMA-Raytheon Co. Dr. Schuss holds a Ph.D. from Princeton University and an S.B. from Massachusetts Institute of Technology.

                         COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent (10%) of ASTeX's stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission and any national securities exchange on which ASTeX's securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the Commission's regulations to furnish ASTeX with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to ASTeX and written representations from the executive officers and directors, ASTeX believes that all its executive officers, directors, and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements, with the following exception: Dr. Post failed to timely file a Form 4 reporting three exercises of stock options aggregating 61,048 shares.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to Dr. Post, ASTeX's chief executive officer and chairman of the board of directors, Mr. Ross, ASTeX's president and chief operating officer, Mr. Burg, ASTeX's senior vice president, systems group, Ms. Maunder, ASTeX's vice president, human resources, Mr. Tarrh, ASTeX's vice president, treasurer and secretary, Mr. Katz, ASTeX's former senior vice president, global customer operations, and Mr. Chisholm, ASTeX's former senior vice president and chief operating officer, during fiscal years 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                         COMPENSATION
                         ANNUAL COMPENSATION                                AWARDS
----------------------------------------------------------------------   ------------
                (a)                    (b)          (c)         (d)          (e)              (f)
                                                                          SECURITIES
                                      FISCAL                              UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR      SALARY(1)     BONUS       OPTIONS      COMPENSATION(2)
---------------------------           ------     ---------    --------   ------------   ---------------
Richard S. Post.....................   2000      $255,179     $199,300      33,000          $13,634
  Chief Executive Officer and          1999      $220,301     $ 59,264      34,000          $ 1,318
     Chairman of the Board             1998      $190,299     $ 52,681      30,000          $ 4,179
John Edward Ross....................   2000(3)   $217,290     $ 45,960      55,000          $    --
  President and Chief
     Operating Officer
Stanley M. Burg.....................   2000      $193,671     $ 84,869      15,000          $58,363(4)
  Senior Vice President,               1999(5)   $102,312     $ 40,786      70,000          $ 1,315
     Systems Group
Jill E. Maunder.....................   2000      $138,246     $ 52,645      10,000          $ 7,727
  Vice President,                      1999      $129,038     $ 14,736      10,000          $   924
     Human Resources                   1998(5)   $ 48,563     $  5,766      20,000          $30,394(4)
John M. Tarrh.......................   2000      $128,369     $ 43,714      11,000          $ 5,162
  Vice President, Treasurer and        1999      $123,676     $ 15,555      10,000          $   856
     Secretary                         1998      $104,748     $ 19,563      15,000          $ 3,322
Brian R. Chisholm...................   2000(5)   $197,319     $ 98,153      25,000          $    --
  Chief Operating Officer and          1999      $175,428     $ 46,734      25,000          $   658
     Senior Vice President(6)          1998      $148,609     $ 34,648      25,000          $ 4,431
Avishay Katz........................   2000(5)   $186,452     $ 76,000      25,000          $ 7,874
  Senior Vice President,               1999      $168,039     $ 40,165      25,000          $ 1,224
     Global Customer Operations(7)     1998(5)   $ 96,720     $ 11,429      45,000          $    --

---------------
(1) Amounts shown indicate cash compensation earned and received by Drs. Post and Katz and Messrs. Tarrh, Burg, Ross, and Chisholm and Ms. Maunder; no amounts were earned but deferred at their election. Dr. Post and Messrs. Tarrh, Ross, and Burg, and Ms. Maunder participate, and Mr. Chisholm and Dr. Katz participated, in ASTeX's group health and life insurance programs and other benefits generally available to all employees of ASTeX.

(2) Amounts shown represent matching contributions made by ASTeX under its 401(k) Plan, unless additional amounts are footnoted below.

(3) Mr. Ross joined ASTeX as an employee on January 4, 2000. Amounts shown in this column include $27,282 paid for Mr. Ross' services as a consultant to ASTeX prior to his employment by ASTeX.

(4) Includes one time payment of relocation expenses in amount of $30,000.

(5) Represents partial year compensation.

(6) Effective July 28, 2000, Mr. Chisholm is no longer an employee of ASTeX.

(7) Effective June 30, 2000, Dr. Katz is no longer an employee of ASTeX.

                       OPTION GRANTS IN FISCAL YEAR 2000

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION FOR
                             INDIVIDUAL GRANTS                                                  OPTION TERM(4)
----------------------------------------------------------------------------                -----------------------
         (a)                  (b)                  (c)               (d)          (e)          (f)          (g)
                           NUMBER OF            % OF TOTAL
                           SECURITIES       OPTIONS GRANTED TO   EXERCISE OR
                       UNDERLYING OPTIONS      EMPLOYEES IN      BASE PRICE    EXPIRATION
NAME                     GRANTED(#)(1)        FISCAL YEAR(2)       ($/SH)       DATE(3)         5%          10%
----                   ------------------   ------------------   -----------   ----------   ----------   ----------
Richard S. Post......        33,000                  5%           $  22.00     10/04/2004    $200,580     $443,238
Stanley M. Burg......        15,000                2.3%           $  22.00     10/04/2004    $ 91,173     $201,468
John Edward Ross.....        45,000                6.9%           $31.9375     01/04/2005    $397,068     $877,417
                             10,000                1.5%           $20.8125     05/17/2005    $ 57,501     $127,062
Jill E. Maunder......        10,000                1.5%           $  22.00     10/04/2004    $ 60,782     $134,312
John M. Tarrh........        11,000                1.7%           $  22.00     10/04/2004    $ 66,860     $147,743
Brian R. Chisholm....        25,000                3.8%           $  22.00     10/04/2004    $151,955     $335,781
Avishay Katz.........        10,000                1.5%           $  21.75     07/01/2004    $ 60,091     $132,786
                             15,000                2.3%           $  22.00     10/04/2004    $ 91,173     $201,468

---------------
(1) The options granted in fiscal year 2000 are exercisable as follows: 20% of the shares become exercisable on the date of the issuance of the options and an additional 20% of the option shares become exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date.

(2) In fiscal year 2000, options to purchase a total of 653,445 shares of ASTeX common stock were granted to employees of ASTeX, including executive officers.

(3) The options are subject to earlier termination upon certain events related to termination of employment.

(4) The dollar gains under these columns result from calculations discussing hypothetical growth rates as set by the Commission and are not intended to forecast future price appreciation of the Common Stock.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

         (a)                (b)           (c)                   (d)                            (e)
                                                       NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                          SHARES                    OPTIONS AT FISCAL YEAR END           FISCAL YEAR END
                        ACQUIRED ON      VALUE      ---------------------------   -----------------------------
NAME                    EXERCISE(#)   REALIZED(1)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                    -----------   -----------   -----------   -------------   -------------   -------------
Richard S. Post.......    61,048      $788,703.80      6,600         52,800       $   25,275.00    $639,348.00
Stanley M. Burg.......    15,600      $299,956.25     15,400         54,000       $  198,475.00    $617,250.00
Jill E. Maunder.......    16,000      $426,750.00      2,000         22,000       $    7,750.00    $322,000.00
John M. Tarrh.........    34,150      $803,311.58      7,150         17,800       $   62,975.00    $210,224.90
John Edward Ross(2)...        --               --     11,000         44,000       $   10,125.00    $ 40,500.00
Brian R. Chisholm.....        --               --     69,600         51,000       $1,323,575.10    $725,500.00
Avishay Katz..........    30,800      $655,738.19     15,859         48,341       $  241,153.62    $748,696.30

---------------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2) Mr. Ross joined ASTeX in January 2000.


COMPENSATION OF DIRECTORS

     Messrs. Anderson, Bertucci, de Beaumont and Kahl receive $1,000 per meeting for participation in board of directors meetings, and $500 per meeting for participation in Committee meetings. All non-employee directors receive reimbursement of reasonable travel expenses.

     Pursuant to ASTeX's Formula Plan, effective on and commencing as of November 16, 1995, all non-employee directors received a grant of options to purchase 18,000 shares of common stock at an exercise price equal to the fair market value of the common stock on such date of grant. Of the options received in the foregoing grant, options to purchase 1,000 shares of common stock vested immediately and the remaining options vested quarterly in increments of options to purchase 1,000 shares of common stock, subject to the option holder's continued service as a director of ASTeX. Effective as of November 19, 1998, all non-employee directors received a grant of options to purchase 8,500 shares of common stock at an exercise price equal to the fair market value of the common stock on such grant date, such options vesting in four equal quarterly installments on each of November 20, 1998, February 20, 1999, May 20, 1999 and August 20, 1999. Additionally, effective as of November 18, 1999, all non-employee directors received a grant of options to purchase 11,500 shares of common stock at an exercise price equal to the fair market value of the common stock on such grant date, such options vesting in four equal quarterly installments on each of November 18, 1998, February 18, 2000, May 18, 2000 and August 18, 2000.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     ASTeX has entered into employment agreements with Dr. Post and Mr. Tarrh which are renewable annually. During Fiscal Year 2000, Dr. Post and Mr. Tarrh had annual salaries of approximately $255,000 and $128,000, respectively. In September 2000, Dr. Post's base salary was further increased from approximately $255,000 to approximately $335,000. Under the terms of these agreements, base salaries and bonuses of officers are determined by the board of directors, with each officer eligible to receive a bonus if ASTeX exceeds operating profit goals (exclusive of extraordinary items of gain and loss) for the fiscal year (the "Bonus Plan"). Pursuant to the Bonus Plan, Dr. Post and Mr. Tarrh earned bonuses of $199,300 and $43,714, respectively, during Fiscal Year 2000. Dr. Post and Mr. Tarrh are each entitled to receive benefits offered to

ASTeX's employees generally and to receive twelve (12) months base salary as severance in the event his employment is terminated by ASTeX without cause. In addition, the employment agreements preclude each individual from competing with ASTeX during his employment and for at least two years thereafter, from disclosing confidential information, and each agreement contains an ownership provision in ASTeX's favor for techniques, discoveries and inventions arising during the term of employment.

     Each of the employment agreements for Dr. Post and Mr. Tarrh were amended in July 1996, to provide that in addition to the severance benefits discussed above, in the event of a sale or change of control in ASTeX, and if their employment is terminated without cause, or if they are transferred outside of Eastern Massachusetts or if they have a significant reduction in responsibility with ASTeX, then they shall be entitled to receive 299% of their prior year's compensation (as determined by Section 280G of the Internal Revenue Code of 1986, as amended). These employment agreements, as modified, also provide that if the executive remains with ASTeX for one year after a sale or change of control in ASTeX, then he shall receive as a bonus an amount equal to 18 months of his then current base salary. In addition, in the event of termination without cause or for good reason following a change of control Dr. Post's and Mr. Tarrh's stock options vest immediately prior, but subject to, the change of control.

     ASTeX also has entered into employment agreements with Messrs. Ross, Burg, Hurley and Schuss and Ms. Maunder, each of which are renewable annually. According to the terms of these agreements, base salaries and bonuses are determined by the board of directors. Mr. Ross is entitled to a base salary of $240,006 from the commencement of his employment through September 30, 2001, and Messrs. Burg's, Hurley's and Schuss' and Ms. Maunder's base salaries for Fiscal Year 2000 were approximately $195,000, $193,213, $175,000 and $140,000, respectively. Under their employment agreements Messrs. Ross (commencing with Fiscal Year 2001), Burg, Hurley and Schuss, and Ms. Maunder are eligible to receive an annual bonus of up to 40%, 40%, 30%, 30% and 25%, respectively, of their then current base salary. They also are entitled to receive benefits offered to ASTeX's employees generally and to receive, twelve (12) months for Mr. Ross, and six (6) months for Messrs. Burg, Schuss, Hurley and Ms. Maunder, base salary or until he/she starts a full time position with another company, whichever is sooner, as severance in the event his/her employment is terminated by ASTeX without cause or is not renewed for an additional term.

     In addition, the employment agreements preclude each executive from (i) competing with ASTeX during their employment, and with respect Mr. Ross for one
(1) year, and with respect to Ms. Maunder for (2) two years, thereafter, and
(ii) from disclosing confidential information, and each agreement contains an ownership provision in ASTeX's favor for techniques, discoveries and inventions arising during the term of employment. Under their agreements Messrs. Ross, Hurley, Burg, Schuss and Ms. Maunder received initial stock option grants of 65,000, 65,000, 45,000, 30,000 and 20,000, respectively. Mr. Ross' options granted under his employment agreement vest in five equal installments commencing on the date of grant and thereafter, on the anniversary of the date he commenced employment with ASTeX, with full acceleration of vesting upon a change in control. Messrs. Burg's and Schuss' and Ms. Maunder's options vest 20% six (6) months after the date of the grant with the remaining 80% vesting in four (4) equal annual installments on the anniversary date of such grant, with an additional 20% of the unvested shares, if any, vesting in the event of a change in control. Each of these employment agreements also provides that the officers would receive additional option grants at the discretion of the ASTeX board of directors.

     Messrs. Burg's, Hurley's and Schuss' and Ms. Maunder's employment agreements were each amended in September 2000. Mr. Ross's employment agreement, and Messrs. Burg's, Hurley's and Schuss' and Ms. Maunder's employment agreements as amended, further provide, that in addition to the severance benefits discussed above, in the event of a sale or change of control in ASTeX, if within eighteen (18) months thereafter, (i) their employment is terminated without cause, (ii) they are transferred more than 50 miles from their principal office (as existed prior to the change of control), (iii) if they have a significant reduction in responsibility with ASTeX, (iv) their base salary is reduced (other than a reduction in management salaries generally), or (iv) they become ineligible for the Management Bonus Program, then they shall be entitled to receive twelve (12) months base salary as severance.

401(k) PLAN

     Effective July 1990, ASTeX adopted and established a 401(k) Employee Benefit Plan(the "401(k) Plan"). Under the 401(k) Plan, any employee who has completed 90 days of service and has attained the age of 21 years is eligible to participate. Under the terms of the 401(k) Plan, an employee may defer up to 15% of his or her compensation through contributions to the 401(k) Plan. Also, ASTeX may make discretionary matching contributions on behalf of the participating employees. Amounts contributed to the 401(k) Plan by ASTeX are subject to a six year vesting schedule. ASTeX made voluntary matching contributions to the 401(k) Plan during Fiscal Year 2000 of $392,351.25 on behalf of all eligible employees.

     In addition, ASTeX has entered into an Agreement and Plan of Merger with MKS Instruments, Inc., under which ASTeX would become a wholly-owned subsidiary of MKS. See Item 13, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 10, 2000, certain information concerning stock ownership of ASTeX by (i) each person known by ASTeX to own of record or be the beneficial owner of more than five percent (5%) of ASTeX common stock, (ii) each of ASTeX's directors, (iii) each executive officer named in the Summary Compensation Table in Item 11, and (iv) all directors and current executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                                NUMBER OF SHARES       PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED(2)    OF CLASS(2)
---------------------------------------                       ---------------------    -----------
Kopp Investment Advisors, Inc.(3)...........................        1,265,800              8.7%
Richard S. Post, Ph.D.(4)...................................          649,852              4.4%
John M. Tarrh(5)............................................          327,636              2.2%
Robert R. Anderson(6).......................................           95,863                *
John Bertucci(7)............................................          119,000                *
Michel de Beaumont(8).......................................           94,000                *
Hans-Jochen Kahl(9).........................................           39,000                *
Brian Chisholm(10)..........................................           79,900                *
Avishay Katz, Ph.D.(11).....................................           31,995                *
Stanley Burg(12)............................................           28,800                *
Jill Maunder(13)............................................            9,600                *
John E. Ross(14)............................................           24,000                *
All Current Executive Officers and Directors as a Group
  (12 persons)(15)..........................................        1,432,951              9.6%

---------------
  *  Less than one percent (1%) of the outstanding shares of ASTeX common stock.

 (1) The address for all officers and directors is c/o Applied Science and Technology, Inc., 90 Industrial Way, Wilmington, Massachusetts 01887. The address for Kopp Investment Advisors, Inc. is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435.

 (2) Percentage ownership is based upon 14,624,621 shares of ASTeX common stock issued and outstanding on October 10, 2000. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days from October 10, 2000 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person shown in the table. Except as indicated in footnotes to this table, ASTeX believes that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based upon information provided to ASTeX by such stockholders.

 (3) Based solely upon a Schedule 13G/A filed in February 2000 by Kopp Investment Advisors, Inc. (KIA) on behalf of KIA, Kopp Holding Company and LeRoy C. Kopp. KIA is an investment adviser that is wholly-owned by Kopp Holding Company, which is wholly-owned by LeRoy C. Kopp. KIA has sole voting power as to 357,500 of such shares and sole dispositive power as to 235,000 of such shares. LeRoy C. Kopp has sole voting and dispositive power as to 15,000 of such shares.

 (4) Includes 14,650 shares of common stock owned by Dr. Post's wife and 27,000 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by Dr. Post.

 (5) Includes an aggregate of 1,313 shares of common stock owned by Mr. Tarrh's wife and minor son and 6,400 shares of Common Stock subject to options exercisable within 60 days of October 10, 2000 held by Mr. Tarrh.

 (6) Includes 15,000 shares of common stock held in trust for the benefit of a child of Mr. Anderson, of which Mr. Anderson is the trustee, and 38,000 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by Mr. Anderson.

 (7) Includes 52,500 shares of common stock held by MKS, of which Mr. Bertucci is a significant shareholder, and 44,000 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by Mr. Bertucci.

 (8) Includes 50,000 shares of common stock held by various trust arrangements, of which Mr. de Beaumont is a beneficiary and 44,000 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by Mr. de Beaumont.

 (9) Includes 29,500 shares of common stock subject to options exercisable within 60 days of October 10, 2000 options held by Mr. Kahl.

(10) Includes 69,900 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by Mr. Chisholm. Effective July 28, 2000, Mr. Chisholm is no longer an employee of ASTeX.

(11) Includes 23,859 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by Dr. Katz. Effective June 30, 2000, Dr. Katz is no longer an employee of ASTeX.

(12) Includes 20,400 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by Mr. Burg.

(13) Includes 9,000 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by Ms. Maunder.

(14) Consists of 24,000 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by Mr. Ross.

(15) Includes an aggregate of 283,300 shares of common stock subject to options exercisable within 60 days of October 10, 2000 held by all directors and current executive officers as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 2, 2000, ASTeX entered into an Agreement and Plan of Merger with MKS Instruments, Inc., under which ASTeX would become a wholly-owned subsidiary of MKS. Each share of ASTeX's common stock (other than shares held by ASTeX in treasury or shares held by MKS or its subsidiaries) outstanding at the time of the merger would be converted into the right to receive 0.7669 of a share of MKS common stock. Mr. John M. Bertucci, MKS' chairman and chief executive officer, is also a director of ASTeX. Mr. Bertucci owns 22,500 shares of ASTeX common stock and options to purchase 44,000 shares of ASTeX common stock.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October, 2000.

                            APPLIED SCIENCE AND TECHNOLOGY, INC.

                            By: /s/ William S. Hurley
                               ----------------------------------------------
                               William S. Hurley
                               Chief Financial Officer, Senior Vice President of Finance