Form 10-Q
period 2000-09-30
APPLIED SCIENCE & TECHNOLOGY INC
filed 2000-11-14
CIK 912842

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                              ------------------

     (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000
                                    ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to ____________

     COMMISSION FILE NUMBER 0-22646
                            -------

                     Applied Science and Technology, Inc.
                        (Name of Issuer in its Charter)

                      ----------------------------------

               Delaware                                   04-2962110
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)               Identification Number)

90 Industrial Way, Wilmington, Massachusetts              01887-4610
  (Address of Principal Executive Offices)                (Zip Code)

                      -----------------------------------

                                (978) 284-4000
             (Registrant's Telephone Number, Including Area Code)

                      -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No ___
                                    ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

   COMMON STOCK, $0.01 PAR VALUE                              14,483,074
------------------------------------                     --------------------
               Class                                 Outstanding as of 10/31/00

================================================================================

             Applied Science and Technology, Inc. and Subsidiaries

                                     Index

               Title                                                                      Page
               -----                                                                      ----
Part I.        Financial Information

Item 1         Financial Statements

               Consolidated Statements of Operations for the Three Months

               Ended September 30, 2000 and September 25, 1999                               2

               Consolidated Balance Sheets -
               September 30, 2000, and July 1, 2000                                          3

               Consolidated Statements of Cash Flows for the Three Months Ended
               September 30, 2000 and September 25, 1999                                     4

               Notes to Consolidated Financial Statements                                    5

Item 2         Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                                       9

Item 3         Quantitative and Qualitative Disclosure about Market Risk                    12

Part II.       Other Information

Items 1        Legal Proceedings                                                            13

Items 2-5      Not Applicable                                                               13

Item 6         Exhibits and Reports on Form 8K                                              13

Signatures                                                                                  14

Appendix                                                                                    15

Item 1.   Financial Statements

             Applied Science and Technology, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                     (in thousands except per share data)
                                  (unaudited)

                                                     Three Months Ended
                                            -----------------------------------
                                            September 30,         September 25,
                                                2000                   1999
                                            -------------         -------------
Product sales, net                          $      38,236         $      28,516
Other revenue                                       3,070                 2,086
                                            -------------         -------------
           Total revenue                           41,306                30,602

Cost of sales and revenue:                         26,132                19,420
                                            -------------         -------------

           Gross profit                            15,174                11,182
                                            -------------         -------------

Operating expenses:
      Research and development expenses             5,277                 2,696
      Selling expenses                              2,558                 2,026
      General and administrative expenses           3,333                 2,571
                                            -------------         -------------
           Total operating expenses                11,168                 7,293
                                            -------------         -------------

           Earnings from operations                 4,006                 3,889
                                            -------------         -------------
Other income (expense):
      Interest expense                               (197)                    0
      Interest income                               1,381                   407
      Other income (expense)                          174                    (8)
                                            -------------         -------------
           Total other income                       1,358                   399
                                            -------------         -------------

           Earnings before income taxes             5,364                 4,288

Income tax expense                                  2,052                 1,658
                                            -------------         -------------

           Net earnings                     $       3,312         $       2,630
                                            =============         =============
Earnings per share:
      Basic                                 $        0.23         $        0.23
                                            =============         =============
      Diluted                               $        0.22         $        0.22
                                            =============         =============

Weighted average common shares:
      Basic                                        14,407                11,427
                                            =============         =============
      Diluted                                      14,839                12,207
                                            -------------         -------------

See accompanying Notes to Consolidated Financial Statements.

             Applied Science and Technology, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

 Assets                                                          September 30,          July 1,
                                                                      2000                2000
                                                                 -------------       -------------
 Current assets:
        Cash and cash equivalents                                $      63,587       $      78,407
        Investments, short term                                         14,524              12,803
        Trade and notes receivables, net                                32,890              32,963
        Other receivables                                                  434                 240
        Inventories                                                     26,240              19,947
        Prepaid expenses and other assets                                  331                 563
        Deferred income taxes                                            2,409               2,409
                                                                 -------------       -------------
                         Total current assets                          140,415             147,332
                                                                 -------------       -------------

 Property and equipment:
        Land                                                             2,259               2,259
        Building and improvements                                       17,046              10,889
        Equipment                                                       15,613              13,615
        Furniture and fixtures                                           1,670               1,235
        Leasehold improvements                                             365               1,633
        Construction in progress                                         3,449               5,956
                                                                 -------------       -------------
                                                                        40,402              35,587
        Less accumulated depreciation and amortization                  (8,973)             (8,744)
                                                                 -------------       -------------
                         Net property, plant and equipment              31,429              26,843
                                                                 -------------       -------------

 Other assets:
        Long-term investments                                            9,790               4,000
        Goodwill, net of accumulated amortization                        7,607               7,852
        Deferred income taxes                                              732                 732
        Notes receivable, less current maturities                          167                 177
        Patents and other assets, net                                    3,097               1,640
                                                                 -------------       -------------
                         Total other assets                             21,393              14,401
                                                                 -------------       -------------
                                                                 $     193,237       $     188,576
                                                                 =============       =============

 Liabilities and Stockholders' Equity

 Current liabilities:
        Accounts payable                                         $       8,045       $       6,802
        Accrued expenses                                                 7,316               5,985
        Accrued compensation expense and related costs                   2,501               4,101
        Accrued income taxes                                             1,791               1,911
        Commissions payable and customer advances                        1,614                 995
        Current portion of mortgage note payable                         1,429               1,429
                                                                 -------------       -------------
                         Total current liabilities                      22,696              21,223
                                                                 -------------       -------------

 Mortgage note payable, net of current portion                           7,858               8,210
                                                                 -------------       -------------
                         Total liabilities:                             30,554              29,433
                                                                 -------------       -------------

 Stockholders' equity:
        Common stock                                                       145                 144
        Additional paid-in capital                                     148,197             147,554
        Retained earnings                                               15,214              11,902
        Accumulated other comprehensive loss                              (873)               (457)
                                                                 -------------       -------------
                         Total stockholders' equity                    162,683             159,143
                                                                 -------------       -------------
                                                                 $     193,237       $     188,576
                                                                 =============       =============

See accompanying Notes to Consolidated Financial Statements.

             Applied Science and Technology, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                          3 Months Ended
                                                                                 --------------------------------
                                                                                 September 30,      September 25,
                                                                                     2000               1999
                                                                                 -------------      -------------
Cash flows from operating activities:
         Net earnings                                                            $       3,312      $       2,630
         Adjustments to reconcile net earnings to net cash
         (used for) provided by operating activities:
               Depreciation                                                                944                692
               Amortization                                                                293                268
               Deferred income taxes                                                         -               (563)
               Loss on disposal of assets                                                    -                493
               Changes in operating assets and liabilities:
                  Trade receivables                                                         73             (2,270)
                  Other receivables                                                       (194)               100
                  Inventories                                                           (6,293)            (2,359)
                  Prepaid expenses and other assets                                        216               (138)
                  Notes receivable                                                          10                  2
                  Accounts payable                                                       1,243                 81
                  Accrued expenses                                                         350              2,050
                  Accrued income taxes                                                    (120)               143
                                                                                 -------------      -------------
                     Net cash (used for) provided by operating activities                 (166)             1,129
                                                                                 -------------      -------------

Cash flows from investing activities:
         Acquisition of subsidiaries, less cash acquired                                     -             (6,164)
         Net purchase of investments                                                    (7,511)                 -
         Additions to property, plant and equipment                                     (5,530)            (1,080)
         Other assets and patent costs                                                  (1,489)               (39)
                                                                                 -------------      -------------
                     Net cash used for investing activities                            (14,530)            (7,283)
                                                                                 -------------      -------------

Cash flows from financing activities:
         Net proceeds from notes payable                                                  (352)                 -
         Proceeds from issuance of common stock                                            644                259
                                                                                 -------------      -------------
                     Net cash provided by financing activities                             292                259
                                                                                 -------------      -------------
Effect of exchange rate changes on cash                                                   (416)                 4
                                                                                 -------------      -------------
Net (decrease) in cash and cash equivalents                                            (14,820)            (5,891)

Cash and cash equivalents at beginning of period                                        78,407             31,775
                                                                                 -------------      -------------
Cash and cash equivalents at end of period                                       $      63,587      $      25,884
                                                                                 =============      =============

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
              Interest                                                           $         197      $           -
                                                                                 =============      =============
              Income taxes                                                       $       2,119      $         924
                                                                                 =============      =============

See accompanying Notes to Consolidated Financial Statements.

             Applied Science and Technology, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
                                  (unaudited)

1)   Basis of Presentation

     The unaudited consolidated financial statements as of September 30, 2000 and September 25, 1999, and for the three-month period then ended, have been prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements for the year ended July 1, 2000 and the notes thereto included in our Form 10-K filed with the Securities and Exchange Commission.

     The results of our operations for any interim period are not necessarily indicative of the results of our operations for a full fiscal year.

2)   Earnings Per Share

     The weighted average number of shares used to compute diluted earnings per share consisted of the following:

                                                         Three Months Ended
                                                           (in thousands)
                                                  ------------------------------
                                                  September 30,    September 25,
                                                       2000             1999
                                                  ------------------------------
     Weighted average common
     shares outstanding                                  14,407           11,427

     Weighted average common
     equivalent shares due to stock options                 432              780
                                                  ------------------------------
                                                         14,839           12,207
                                                  ------------------------------

3)   Accounts Receivable

                                                           (in thousands)
                                                  ------------------------------
                                                  September 30,        July 1,
                                                       2000             2000
                                                  ------------------------------
 Trade receivables                                $      33,204    $     33,280
 Notes receivable, current portion                          440             440
 Allowance for doubtful accounts                           (754)           (757)
                                                  -------------    ------------
                                                  $      32,890    $     32,963
                                                  -------------    ------------

4)   Inventories

                                             (in thousands)
                                   -------------------------------
                                   September 30,          July 1,
                                       2000                2000
                                   -------------------------------
     Raw Material                  $    17,732         $    11,705
     Work in process                     4,953               6,153
     Finished goods                      3,555               2,089
                                   -----------         -----------
                                   $    26,240         $    19,947
                                   -----------         -----------

5)   Research and Development Costs

     All research and development costs are expensed as incurred. Research and development expenses attributable to research contracts are included in costs of sales and revenue.

6)   Short and Long-Term Debt

     We may borrow up to $8,000,000 from a bank under an unsecured demand line of credit with interest at the prime rate (9.5% at September 30, 2000). Borrowings under the line are limited to 100% of our cash balance plus 80% of domestic accounts receivable under 90 days outstanding. As of September 30, 2000, there were no borrowings against the line of credit.

     In connection with the acquisition of our new Wilmington facility, we entered into a $10 million, secured, seven-year, bank term loan. Under the loan agreement, the loan principle is repaid ratably over the seven year term and interest is variable based on either a LIBOR or Domestic based rate. Currently, the interest rate is LIBOR based and is 8.0%.

7)   Stockholders' Equity

     Capital stock consists of the following:

                                                                    (in thousands)
                                                  ------------------------------------------------
                                                                   Number of Shares
                                                  ------------------------------------------------
                                                  Authorized             Issued and Outstanding
                                                                 September 30,             July 1,
                                                                      2000                  2000
                                                                 ---------------------------------
     Preferred stock:
        Preferred stock, $.01 par value                1,000                 -                   -
                                                  ------------------------------------------------

                  Total preferred stock                1,000                 -                   -
                                                  ------------------------------------------------

     Common Stock:
         Common stock, $.01 par value                 30,000            14,483              14,398
                                                  ------------------------------------------------
                  Total common stock                  30,000            14,483              14,398
                                                  ------------------------------------------------
                                                  ------------------------------------------------
                  Total capital stock                 31,000            14,483              14,398
                                                  ------------------------------------------------

8)   Comprehensive Income

     Accumulated other comprehensive income, a component of stockholders' equity, consists solely of foreign currency translation. The components of total comprehensive income were as follows:


                                                      Three Months Ended
                                                        (in thousands)
                                                  ----------------------------
                                                  September 30,  September 25,
                                                       2000           1999
                                                  ----------------------------
     Net income                                   $       3,312  $       2,630
     Foreign currency translation adjustment               (416)             4
                                                  ----------------------------
     Comprehensive income                         $       2,896  $       2,634
                                                  ----------------------------

9)   Business Segments

     We have four reportable segments, Semiconductor, Medical and Industrial, Systems and Corporate, that have separate financial results that are reviewed by our chief operating decision-maker.

                                                            Three Months Ended
                                                              (in thousands)
                                        -----------------------------------------------------------------
                                          Semi-        Medical and
                                        Conductor      Industrial     Systems   Corporate      Total
                                        -----------------------------------------------------------------
     September 30, 2000
       Total revenue                    $  33,856            4,406      3,044           -      $  41,306
       Inter-segment net sales              1,498                1          1           -          1,500
       Profit (loss) from operations        8,407             (620)    (1,497)     (2,285)         4,006
       Depreciation                           276               36        225         407            944

     September 25, 1999
       Total revenue                    $  23,141            3,968      3,493           -      $  30,602
       Inter-segment net sales                739               10          -           -            749
       Profit (loss) from operations        5,683             (249)       173      (1,718)         3,889
       Depreciation                           311               76         90         215            692

10)  Investments

     Short-term and long-term investments consist of U.S. treasury notes and government backed debt. The Company uses investment firms to manage its investment portfolio.

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

11)  Subsequent Events

     On October 2, 2000, ASTeX entered into a definitive merger agreement with MKS Instruments, Inc. (MKS) whereby MKS would acquire ASTeX. Under the terms of the agreement, each outstanding share of ASTeX common stock will be exchanged for 0.7669 newly issued shares of common stock of MKS. This would result in the issuance of approximately 11 million shares of common stock of MKS, representing 30% of MKS' then outstanding shares. The transaction is expected to close during the Company's second or third quarter of fiscal 2001.

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

Results of Operations for the Three Months Ended September 30, 2000 and September 25, 1999

The following table compares the consolidated statements of operations for the three-month periods ended September 30, 2000 and September 25, 1999, expressed as a percentage of total revenue.

                                                    Three Months Ended
                                             ---------------------------------
                                             September 30,       September 25,
                                                  2000                1999
Product sales, net                                 92.6%               93.2%
Other revenue                                       7.4%                6.8%
                                             ---------------------------------
        Total revenue                             100.0%              100.0%

Cost of sales and revenue                          63.3%               63.5%
                                             ---------------------------------

        Gross profit                               36.7%               36.5%
                                             ---------------------------------

Operating expenses:
    Research and development                       12.8%                8.8%
    Selling expenses                                6.2%                6.6%
    General and administrative expenses             8.0%                8.4%
                                             ---------------------------------
        Total operating expenses                   27.0%               23.8%
                                             ---------------------------------

        Earnings from operations                    9.7%               12.7%
                                             ---------------------------------

Other income (expense):
    Interest expense                               (0.5%)               0.0%
    Interest income                                 3.4%                1.3%
    Other income (expense)                          0.4%                0.0%
                                             ---------------------------------
        Total other income                          3.3%                1.3%
                                             ---------------------------------

        Earnings before income taxes               13.0%               14.0%

Income tax expense                                  5.0%                5.4%
                                             ---------------------------------
        Net earnings                                8.0%                8.6%
                                             ---------------------------------

Revenue

Total revenue increased by 35% to $41.3 million in the first quarter of fiscal 2001 compared to revenue of $30.6 million in the first quarter of fiscal 2000. The increase is primarily due to an increase in our semiconductor business, which grew by 46% to $33.9 million in the first quarter of fiscal 2001 from $23.1 million in fiscal 2000. This growth was driven by the continued expansion of the semiconductor capital equipment business, and was reflected across the entire line of our new and existing products. Systems group revenue decreased by 13% to $3.0 million for the first quarter of fiscal 2001 compared to $3.5 million in fiscal 2000 as a result of the sale of ASTeX's diamond business in the fourth quarter of last year. In the future, under a diamond licensing agreement, the Company will receive certain royalties and fees.

Gross Profit

Gross profit, as a percentage of total revenue, remained relatively constant at 37% for the first quarter of fiscal 2001 and 2000, but increased by $4.0 million to $15.2 million in the first quarter of fiscal 2001 compared to $11.2 million for the first quarter of fiscal 2000 due to increased volume.

Research and Development Expenses

Net research and development expense increased by 96% to $5.3 million (or 13% of total revenue) in the first quarter of fiscal 2001 compared to $2.7 million (or 9% of total revenues) in the first quarter of fiscal 2000. Research and development expenses rose as a result of expenditures in connection with development of both new modular and systems products.

Selling, General and Administrative Expenses

Selling expenses increased by 26% to $2.6 million (or 6% of total revenue) in the first quarter of fiscal 2001 compared to $2.0 million (or 7% of total revenue) in the first quarter of fiscal 2000. The increase is due to costs associated with the expansion of our Global Customer Operations organization and increased staffing of sales, service, and product management in the last three quarters of fiscal 2000 in order to better serve and meet customer needs on a global basis. General and administrative expenses, as a percentage of total revenue, were relatively constant at 8% for the first quarter of fiscal 2001 and 2000, but increased by $0.7 million to $3.3 million for the first quarter of fiscal 2001 compared to $2.6 million for the first quarter of fiscal 2000. This increase was primarily due to supporting the growth of the overall business.

Operating Income (Loss)

We had operating income of $4.0 million or 10% of total revenues in the first quarter of fiscal 2001 compared to $3.9 million or 13% of total revenue in the first quarter of fiscal 2000. The percentage of revenue decrease is primarily due to research and development spending.

Other Income and Income Taxes

Total other income increased to $1.4 million in the first quarter of fiscal 2001 compared to $0.4 million in the first quarter of fiscal 2000 due to interest income earned on short-term and long-term cash investments primarily resulting from proceeds of our March 2000 public offering of common stock. We had income tax expense of $2.1 million in the first quarter of fiscal 2001 compared to income tax expense of $1.7 million in the first quarter of fiscal 2000.

Liquidity and Capital Resources.

At September 30, 2000 we had cash and cash equivalents of $63.6 million, short-term investments of $14.5 million and long-term investments of $9.8 million for a total of $87.9 million. Working capital is $117.7 million at September 30, 2000. At July 1, 2000 we had cash and cash equivalents of $78.4 million, short-term investments of $12.8 million and long-term investments of $4.0 million for a total of $95.2 million and working capital of $126.1 million.

During the three months ended September 30, 2000 our cash and short-term investment position decreased by $13.1 million to $78.1 million. Cash used for investing activities was $14.5 million, consisting of $1.5 million for an investment in a start-up company, $7.5 million for the net purchase of short and long-term investments, and $5.5 million for additions to property, plant and equipment, primarily for the build-out of our new Wilmington, Massachusetts facility.

We have a credit facility with a bank that consists of an $8 million unsecured demand line of credit with interest at the bank's prime rate, which was 9.5% at September 30, 2000. At September 30, 2000 we had no borrowings in connection with this line of credit. Our ability to borrow under this line of credit is currently $8 million.

We will continue to use our cash resources for developing and investing in new products, expanding sales and marketing, performing collaborative product development projects, capital expenditures and for general working capital. We shall also seek new ventures and/or acquisitions that will enhance our position in our markets and that have potential to increase revenue and profitability.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2000, our investments consisted of commercial paper, municipal bonds and notes and mutual funds.

Our interest expense is sensitive to changes in the general level of U.S. interest rates with respect to our credit facility and our loan to acquire the Wilmington, Massachusetts facility, of which $9.3 million was outstanding at September 30, 2000. No funds were outstanding under our credit facility at September 30, 2000. We believe the potential effects of near-term changes in interest rates on our debt are not material.

Foreign Exchange Risk. We do not obtain a significant amount of sales denominated in other than U.S. currency.

Other Risk. During the first quarter of fiscal 2001, we invested $1,500,000 in a start-up company and may in the future make additional investments in start-up companies that develop products which we believe may provide future benefits. The current start-up investment and any future start-up investments will be subject to all of the risks inherent in investing in companies that are not established.

Part II.  Other Information
          -----------------

Item 1    Legal Proceedings

On October 2, 2000, ASTeX entered into an Agreement and Plan of Merger with MKS Instruments, Inc., under which ASTeX would become a wholly-owned subsidiary of MKS. On October 3, 2000, one of our stockholders filed a purported class action lawsuit (Landau v. Applied Science & Technology, Inc. et al (number 18384NC)) against ASTeX, each of our directors and MKS. The lawsuit alleges that our directors breached their fiduciary duties to our stockholders in connection with the merger, including a claim that the price offered by MKS for the ASTeX common stock in the merger is inadequate. The lawsuit was filed in the Chancery Court of the State of Delaware in and for New Castle County and seeks injunctive relief and unspecified monetary damages. We believe that the suit is without merit and intend to vigorously defend against the claims; however, we can give no assurances as to the ultimate outcome of the suit.


Items 2-5 Not Applicable

Item 6    Exhibits and Reports on Form 8K

On October 11, 2000, Applied Science and Technology, Inc. filed a Form 8-K with the Securities and Exchange Commission announcing that on October 2, 2000, MKS Instruments, Inc. ("MKS"), Mango Subsidiary Corp., a wholly owned subsidiary of MKS and ASTeX entered into an Agreement and Plan of Merger.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2000


Applied Science and Technology, Inc.
(Registrant)


Name                     Capacity                               Date
----                     --------                               ----
/s/ Richard S. Post      Chairman of the Board and Chief        November 14, 2000
---------------------    Executive Officer
Richard S. Post          (principal executive officer)



/s/ William S. Hurley    Chief Financial Officer,               November 14, 2000
---------------------    Senior Vice President of Finance
William S. Hurley        (principal financial and accounting
                         officer)

                  Appendix A to Item 601(c) of Regulation S-K
                         (Article 5 of Regulation S-X
                     Commercial and Industrial Companies)
                                (in thousands)

Item No.             Item Description
5-02(1)              Cash and cash items                                              63,587
5-02(2)              Marketable securities                                            14,524
5-02(3)(a)(1)        Notes and accounts receivable - trade                            33,644
5-02(4)              Allowances for doubtful accounts                                   (754)
5-02(6)              Inventory                                                        26,240
5-02(9)              Total current assets                                            140,415
5-02(13)             Property, plant and equipment                                    40,402
5-02(14)             Accumulated depreciation                                         (8,973)
5-02(18)             Total assets                                                    193,237
5-02(21)             Total current liabilities                                        22,696
5-02(22)             Bonds, mortgages and similar debt                                 9,287
5-02(28)             Preferred stock-mandatory redemption                                  -
5-02(29)             Preferred stock-no mandatory redemption                               -
5-02(30)             Common stock                                                        145
5-02(31)             Other stockholders' equity                                      162,538
5-02(32)             Total liabilities and stockholders' equity                      193,237
5-03(b)1(a)          Net sales of tangible products                                   38,236
5-03(b)1             Total revenues                                                   41,306
5-03(b)2(a)          Cost of tangible goods sold                                      26,132
5-03(b)2             Total costs and expenses applicable to sales and revenues        26,132
5-03(b)3             Other costs and expenses                                         11,168
5-03(b)5             Provision for doubtful accounts and notes                             3
5-03(b)(8)           Interest expense                                                    197
5-03(b)(10)          Income before taxes and other items                               5,364
5-03(b)(11)          Income tax expense                                                2,052
5-03(b)(14)          Income/loss continuing operations                                 3,312
5-03(b)(15)          Discontinued operations                                               -
5-03(b)(17)          Extraordinary items                                                   -
5-03(b)(18)          Cumulative effect-changes in accounting principles                    -
5-03(b)(19)          Net income or loss                                                3,312
5-03(b)(20)          Earnings per share-basic                                           0.23
5-03(b)(20)          Earnings per share- diluted                                        0.22